Form 10-Q
period 1999-03-31
KOWTOW INC
filed 1999-04-12
CIK 894501

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for quarterly period ended March 31, 1999

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE OF 1934

for the transition period from _____________ to _________________________

Commission File No. 33-55254-18

                     AFFORDABLE HOMES OF AMERICA, INC.
          (exact name of Registrant as Specified in its charter)

NEVADA                                            87-0434298
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

4505 W. Hacienda Ave. Unit I-1
Las Vegas, Nevada                                 89118
(Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code (702) 579-4888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  (X) yes   ( ) no

Indicate the number of shares of outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                          Outstanding as of March, 1999
------------------------------------    --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                10,000,000

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

                   The  accompanying unaudited  financial  statements  have
been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders, equity inconformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 21, 1998.

Item  2.   Management's Discussion and Analysis of Financial Condition  and
Results of
             Operations.

              The  Company has had no operational history and  has  yet  to
engage   in  business  of  any  kind.   All  risks  inherent  in  new   and
inexperienced enterprises are inherent in the Company's business.

              As of March 19, 1999, the Company merged with Affordable Homes of America, Inc. located in Las Vegas. During the month of April, 1999, the newly merged company believes it will demonstrate liquidity, capital resources, credit lines and these will be reported in Form 8-K and subsequent news releases to the general public. Affordable Homes of America, Inc. is a builder of low cost housing for first time or low income families. It's major building activities to date have been in the Seattle-Tacoma area. The first certified audit of the company financial statements is being finished at the present time and should be ready within the first two weeks of April, 1999. Affordable Homes of America, Inc .believes it will acquire assets that will shortly produce revenue for the company. Affordable Homes of America, Inc. has the ability and knowledge to acquire properties at distress prices and will make these properties revenue producing.

               Based   on   current  economic  and  regulatory  conditions,
Management confidant that it will its accomplish its goals. Management believes that it has a formula and knowledge to build low cost homes and become very successful in the marketing, construction and sale of low cost homes in the ever increasing market for single family dwellings.




                     AFFORDABLE HOMES OF AMERICA, INC.
                       (A Development Stage Company)
                               BALANCE SHEET


                                                                    3/31/99
                                                                  Unaudited

                                  ASSETS
CURRENT ASSETS

Cash in the Bank                                                       $-0-
  TOTAL CURRENT ASSETS                                                  -0-
                                                                -----------
                                                                        -0-


                           LIABILITIES & EQUITY
CURRENT LIABILITIES
  Accounts Payable                                                      -0-
                                                             --------------
TOTAL CURRENT LIABILITIES                                               -0-


STOCKHOLDERS' EQUITY Common Stock $.0001 par value
  Authorized  - 100,000,000 shares
  Issued and outstanding
  10,000,000 shares                                                   1.000
   Additional paid in capital                                         1,000
   Deficit accumulated during
   the development state                                            (2,000)

TOTAL STOCKHOLDERS' EQUITY                                              -0-

                     AFFORDABLE HOMES OF AMERICA, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                                            For the three    3/7/86 (Date
                                                month        of Inception)
                                            Ended March 31    to 3/31/99
                                   1998          1997            1999
Net Sales                                $0             $0               $0
  Cost of Sales                           0              0                0
GROSS PROFIT (LOSS)                       0              0                0

General and
  Administrative expense                  0              0                0
NET INCOME (LOSS)                         0              0                0

Net income (loss) per weighted
Average common shares                     0              0                0

Weighted average number of
Common shares used to compute
Net income (loss)                 1,000,000      1,000,000       10,000,000

                     AFFORDABLE HOMES OF AMERICA, INC.
                       (A Development Stage Company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                    Common Stock      Additional
                                   Pas Value $.001     Paid in    Retained
                                                       Capital    Deficit

                                 Shares      Amount
Balances at 3/7/86
(Date of Inception)                     0           0          0         0
Issuance of common stock
(restricted) at $.02 per share
at 4/21/86                      1,000,000       1,000      1,000
Net loss for period                                                (1,950)

Balances at 12/31/86            1,000,000       1,000      1,000   (1,950)
Net loss for year                                                     (10)

Balances at 12/31/87            1,000,000       1,000      1,000   (1,960)
Net loss for year                                                     (10)

Balances at 12/31/88            1,000,000       1,000      1,000   (1,970)
Net loss for year                                                     (10)

Balances at 12/31/89            1,000,000       1,000      1,000   (1,980)
Net loss for year                                                     (10)

Balances at 12/31/90            1,000,000       1,000      1,000   (1,990)
Net loss for year                                                     (10)

Balances at 12/31/91            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/92            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/93            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/94            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/95            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/96            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/97            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/98            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/98            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/99            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

                     AFFORDABLE HOMES OF AMERICA, INC.
                       (A Development State Company)
                          STATEMENT OF CASH FLOWS


                                                   For the        3/7/86
                                                Three months     (Date of
                                                ended March,    Inception)
                                                     31             to
                                     1998          1999         3/31/99
                                   Unaudited      Unaudited     Unaudited
OPERATING ACTIVITIES                         $0            $0        $2,000
  Net Income (loss)
  Adjustments to reconcile
  Net income (loss) to cash
  Used by operating activities:
  Amortization                                0             0            50
NET CASH PROVIDED (USED)
BY OPERATING ACTIVITIES                       0             0         1,905

INVESTING ACTIVITIES
Organization Costs                            0             0          (50)

NET CASH USED BY
INVESTING ACTIVITIES                          0             0          (50)

FINANCING ACTIVITIES
  Proceeds from sale of
  Common Stock                                0             0         2,000

NET CASH PROVIDED BY
FINANCING ACTIVITIES                          0             0         2,000

INCREASE IN CASH
AND CASH EQUIVALENTS                          0             0             0

  Cash and cash equivalents
  At beginning of the year                    0             0             0

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                              0             0             0

                                SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

                     AFFORDABLE HOMES OF AMERICA, INC.

Dated:  12 April, 1999        /s/ Merle Ferguson
                              ----------------------------
                              Merle Ferguson, President,
                              CEO and Director

Dated:  12 April, 1999        /s/ Susan Donohue
                              ---------------------------
                              Susan Donohue, Secretary