Form 10-K
period 1999-06-30
AFFORDABLE HOMES OF AMERICA INC
filed 1999-12-21
CIK 894501

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 205549

                                 FORM 10K

[x]   ANNUAL  REPORT  PURSUANT TO SECTION 13 OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1999
                                    OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934
For the transition period from________to_________

Commission File No. 33-55254-18

                    AFFORDABLE  HOMES OF AMERICA, INC.
          (Exact name of Registrant as specified in its charter)

NEVADA                                            86-0853511
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification number)

4505 W. Hacienda Ave. Unit I-1
Las Vegas, Nevada                            89118
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (702) 579-4888
Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicated by check mark whether the registrant (1) has filed all report required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] yes []no

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of the Form 10-K or any amendment to this Form 10-K.    [x]

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Class                              Outstanding as of June, 1999
$.001 PAR VALUE CLASS A COMMON STOCK                        17,549,402
$.001 PAR VALUE Class A Convertible Preferred Stock         657,144
$.001 PAR VALUE Class B Convertible Preferred Stock         100,000

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

Item 1.  Business

On March 17, 1999, Kowtow, Inc. received 100% of the common stock of Affordable Homes of America, Inc. in a merger. Additionally, Kowtow, Inc. issued 4,000,000 shares of common stock to SCS Enterprises, Inc. Trust, the sole shareholder of Affordable Homes of America, Inc. On the same date the company accepted the resignation of Krista Nielson and Sasha Belliston as Officers and Directors of the Company and elected Merle Ferguson as President, CEO and Chairman of the Board of Directors. The Company also elected Susan Donohue as Secretary and as a member of the Board of Directors.

The Company changed its name to Affordable Homes of America, Inc. on March 19, 1999 and obtained a new CUSIP number -000826G106 - and a new trading symbol -AHOA. The Company restructured its common stock with a two for one forward split effective March 31, 1999. Affordable Homes of America maintains its principle offices at 4505 W. Hacienda Ave., Unit I-1, Las Vegas, Nevada 89118.

Affordable Homes of America, Inc. is in the business of building homes for low income and first time home buyers. Founded in 1997, the focus of Affordable Homes of America is to develop and build homes for sale in the United States and international locations with little or no timber products. The Company's methods are patented and are being implemented this year. There are three methods for new home construction. These include:

  * In-line Framing - A new method of construction that reduces the amount of wood used by one third. This reduces the cost of lumber used in construction, and thereby reduces the overall cost of the home.

  * Foam-Panelized Construction - This method of construction uses foam slabs covered with panels and strengthened with internal trusses. This allows for increased insulation and quick construction.

  * Z Mix - A cementitious product that combines diatomaceous earth and used tires to create a lightweight building material that reduces the time and the cost for constructing a house. The Company currently holds the patent on Z Mix.

All three methods (i) reduce the amount of wood used in building the average home, and (ii) reduce the time and cost needed to construct the average home. Recent company research has shown that more Americans ages 25 to 45 would prefer to purchase homes rather than rent. To make this option viable, the Company's homes are financed 100% by lending institutions and the monthly payments are comparable to the expense of renting. Additionally, older Americans are more inclined to move into homes that are less expensive, due to their retirement status and reduced monthly income.

The Company is finishing the certification procedures necessary to sell its Z Mix products in the US. Once complete, the Company will begin sales and distribution of its products in US and international locations. The Company has been approached by several international entities to establish factories to supply Z Mix for construction.

To date Affordable Homes has made five (5) acquisitions:

  (a) On April 7, 1999, Affordable Homes acquired Kampen and Associates, Inc., the owner of an option to purchase 485 acres of land located in Pierce County, Washington.
  (b) On April 27, 1999, Affordable Homes acquired M.P.Hall Enterprises, Inc., owner of a site near McCord Air Force Base and Ft. Lewis Army Base in Lakewood, Washington, upon which Affordable Homes plans to construct a Ramada Inn

  (c) On April 28, 1999, Affordable Homes merged with Composite Industries of America Inc. the owner of a patent covering a construction material known as "Z Mix". Z Mix is a cementitious building material and can be used in a two step construction method instead of cement, dry wall or lumber. Affordable Homes believes Z Mix will enable it to build better quality homes at a lower price than if other products were used.

  (d) On June 28, 1999, acquired a 50% interest in a real estate development in Pierce County, Washington, known as the Heartland Homes Estates. Affordable Homes is currently developing this project, which is the construction and sale of homes, with the other 50% owner.

  (e) On June 28, 1999 Affordable Homes also acquired Big Mountain Construction Company which holds the exclusive right to build all the houses for the Heartland Homes development. The development is planned for the construction of 136 homes, each on an individual site.

Kampen and Associates, Inc. The acquisition of Kampen and Associates, Inc. was accomplished by the issuance of convertible preferred shares with a strike price of $3.50 per share. The total purchase price paid for Kampen was $7,000,000. This was paid by the issuance of convertible stock and assumption of debt slightly in excess of $5,000,000. Kampen is a real estate development company located in the Seattle area. At the present time the Seattle area is experiencing rapid growth in the construction and sale of single family homes. Kampen owns a project which consist of 575 lots on one of the prime building sites in the Seattle area. The Kampen site has an MAI appraisal of $8,000,000 "as is".

On June 24, 1999, Affordable Homes of America, Inc. placed its wholly owned subsidiary, Kampen and Associates, Inc. in Chapter 11 pursuant to the federal bankruptcy act. Although payments to the first mortgage holder are current. Affordable has not been successful in restructuring Kampen's debt to the second mortgage. However, Affordable believes it will be able to successfully reorganize Kampen on a basis satisfactory to all including the first mortgage holder.

M. P. Hall Enterprises, Inc. The acquisition of M. P. Hall Enterprises was accomplished by the issuance of convertible preferred shares at a strike price of $5.50 per share. The total purchase price of M. P. Hall was $500,000. By agreement, once the strike price is reached 20,000 shares per quarter can be sold in the public market. Affordable has assumed the debt in the amount of $375,000. M.P. Hall assets consists of a motel site located near the front gates of Mc. Cord and Ft. Lewis Base. The site is appraised for $930,000 "as is". Affordable plans to build a 55 unit Ramada Inn on the site. All plans and permits have been approved and sewer and water hook-up have been paid. Application has been made for the construction and development loan. Construction is expected to take 6 months to complete. The estimate gross revenues are $879,285.00 per year.

Composite Industries of America, Inc. The acquisition of Composite Industries of America, Inc. was accomplished by exchanging one share of Affordable's common stock for two shares of Composite's common stock. All stock issued by Affordable pursuant to this acquisition is restricted. Affordable is the surviving entity. Affordable pursuant to the merger, now owns the patents formerly owned by Composite. The patents cover a construction material call "Z Mix". Z Mix is a building material lighter than cement that can be used in home construction instead of cement, lumber or dry wall. The patented construction material is a lightweight cementitious insulating mixture with a high compression strength and thermal resistance values up to 30 to 40 times that of standard concrete. It is fire proof, insect proof, has excellent acoustical properties and is easy to clean up. Z Mix can be used for wall and roof panels and can easily by pumped for walls and floors. Z Mix makes a well insulated cost effective floor that has a slight give to it. Z Mix is excellent for gymnasium floors. This material is used for residential, light commercial and agricultural building. The composition has the unique property of being able to absorb contaminated or hazardous materials, especially petroleum based contaminants and is especially useful in cleaning up and controlling contaminants in underground storage tanks, especially in abandoned or closed service stations.

Affordable also acquired the plans for a "World Home" and a "US Home" made from this material. These plans have been certified by Larson Engineering, Inc. as earthquake resistant in all four seismic regions in the world. Larson Engineering, Inc. also certified that houses built from these materials are able to withstand hurricane winds up to 150 mph. Affordable believes that use of Z Mix will permit it to construct lower cost housing at substantial less that the present cost for such housing. Z Mix can also be used in the manufacturing of utility poles, railroad ties and pallets with substantial savings in the manufacturing cost of these items. Affordable believes that the use of Z Mix will broaden its market and increase its profitability.

Heartland  Homes  Estates.    The Company   purchased  a  50%  interest  in
Heartland Homes Estates by acquiring a 25% interest in the housing developments project from 2 owners:

  (a) Affordable acquired 100% of Realty Center, Inc. for Class A Convertible Preferred Stock in the amount of 114,286 shares. This stock is convertible at $3.50 per share, which makes the purchase price $400,000.00 Realty Center owned 25% of the project known as Heartland Homes.

  (b) Affordable also acquired an additional 25% of Heartland Homes from Thomas Lief for 114, 286 shares of Class A Convertible Preferred Stock for a purchase price of $400,000.00 This brought the total of Affordable's ownership in Heartland Homes to 50%. Heartland is a 136 home site development in the Seattle-Tacoma area in Washington. Four models are on site now and final approval to sell houses is expected very shortly. Affordable expects this project to sell out very quickly.

Big Mountain Construction Company, Inc. The Company acquired Big Mountain Construction Company, Inc. for $500,000 paid in restrictive common stock in the amount of 215,983 shares. Big Mountain maintains the building contractor license and has the exclusive right to construct Heartland Homes. An MAI appraisal was made for the Centennial Bank, Tacoma, Washington, the prospective bank lender for the Heartland Homes project. The appraisal value of the property prior to the removal of the Designated Forrest Land (DFL) classification was $880,000.00 After removal of the DFL classification and when the lots are ready to be sold but without any house construction being done the appraisal value was set at $4,900,000.00 Heartland Homes falls within the area boundaries of the Farm Home Loan Program. This program is a subsidy that allows buyers to purchase a home and subsidizes their monthly payment to be in line with their income. What this does is allow the buyer who could not normally afford to purchase in this price range, to qualify for a home purchase. In addition with the master appraisals being complete and at least $10,000 higher than the asking price, the qualifying factor under a VA type loan is favorably changed for the buyer. These changes will allow buyers to use up to $10,000 to pay off short term loans and roll them into their new home loan, thereby qualifying for a higher loan amount. The impact of this financing feature on Heartland is very positive. It will allow first time homebuyers to qualify much easier and with no money down. This will give
Affordable Homes the ability to qualify more home buyers and close more loans than originally anticipated. Affordable believes this to be a big edge over the competition. Where a buyer won't be able to qualify in other neighborhoods, he will in the Heartland Homes project.

The Company's business is not seasonal although during some snow storms on site construction generally does not take place unless indoors. The Company uses no special raw materials and the materials it does use are available from numerous suppliers throughout the United States. The Company is not computer dependent and does not anticipate any Y-2K problems any time prior to the year 2000.

ITEM 2  PROPERTIES

The  Company  owns no properties other than as set forth in  Item  1.   The
Company leases its offices located at 4505 W. Hacienda Ave. Unit I-1, Las Vegas, Nevada 89118 at an annual rent of $7092.00 The expiration date of the lease is July 31, 1999.

ITEM 3  LEGAL PROCEEDINGS

There is no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to Affordable Homes of America, Inc. at the present time.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company security holders for a vote during the fiscal year ending June 30, 1999.

ITEM  5   MARKET  FOR  REGISTRANT'S COMMON EQUITY AND  RELATED  STOCKHOLDER
MATTERS

The Company's common stock is trading on the NASD Electronic Bulletin Board under the symbol "AHOA". The stock has traded between $4.25 per share and $2.625 per share. There are approximately 890 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Affordable Homes of America, Inc. is a real estate development company in the development stage focusing on building homes for low-income and first-time home buyers. There are 5,000,000 families in the United States that spend 50% of their income on rent. This does not leave them sufficient funds for buying the basic family needs of medicine, education, decent transportation and the like. Because of Affordable Home's specialized construction techniques i.e. in-line framing, foam-panelized construction and Z Mix construction the Company believes it will bring the ability to purchase a home within the reach of this 5,000,000 family market and other potential home buyers whose financial resources would not otherwise enable them to purchase a home.

Affordable Homes has also designed a "World Home" which is a smaller building, for marketing abroad. Preliminary discussions in South America, Europe, and the Philippines have indicated widespread acceptance of the World Home in those areas.

In order to finance the marketing of the World Home and also to implement Affordable Homes' low income and first time home buyer program nationwide, Affordable Homes has made certain acquisitions for near term cash requirements. For a description of these acquisitions see Item 1 Business herein.

The first acquisition to be developed is the Heartland Homes real estate development project of 136 homes. Bank financing has been arranged for this project which means that when all permits are received by Affordable Homes, construction can begin.

In addition, Affordable Homes has applied for a five year loan in the amount of $15,000,000 from Euro Federal Bank NV which is located in Amsterdam.

While the proceeds of the loan are not necessary for the implementation of Affordable Homes building program, the receipt of such funds would greatly accelerate the program.

There can be no assurance that the Company will receive the proceeds of this loan nor can there be any assurances that the Company will be able to complete construction of homes and the Ramada Inn on the properties it acquired.

ITEM 6A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market risk sensitive instruments or market risk exposures.

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-26 of this Form 10-K.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions at the discretion of the directors.

NAME                  AGE  POSITION
Merle Ferguson        53   President, CEO and Chairman of the Board
Frank C. Calmes       53   Chief Financial Officer, Vice Chairman
James E. Pratt        66   General Counsel, Secretary and Director
Susan Donohue         47   Treasurer, Assistant Secretary, Director
Dr. William T. Anton  52   Vice President of International Operations
Randy Vozka           36   Vice President of Research ,Development

Merle Ferguson founded Affordable Homes of America, Inc. in 1997 and is the President, CEO and Chairman of the Board of Directors. Prior to starting
Affordable Homes Mr. Ferguson spent 22 years in the construction industry as a developer and builder. Mr. Ferguson built commercial and residential buildings in California, Oregon and Washington. Mr. Ferguson is currently managing the construction of 136 homes located near Tacoma, Washington. These are being constructed using Affordable's In-line framing method.

Mr. Ferguson attended Yakima Valley College in Washington State with a focus in forestry. He honorably served his country with the United States Marine Corps from 1966 to 1970. This included two tours in Vietnam. For the past 7 years, Mr. Ferguson has been researching new construction products used to reduce deforestation. Some of the construction methods under development by Affordable Homes of America use no timber products.

Frank C. Calmes is the Chief Financial Officer, Vice Chairman and director of the Company. He is also the President of First Equity Capital Corporation, a privately held investment banking corporation. During the past 14 years Mr. Calmes has worked mainly in the investment banking industry. He was Vice-President in charge of business development of Britannia Capital, Ltd. And President and CEO of Calco Marine, Inc.

Mr. Calmes background also includes positions at Westinghouse Credit Corporation, where he worked in business development and management, and at CIT Corporation where he worked in the credit and collections department and the leasing equipment and financing accounts receivables department. Mr. Calmes honorably served his country with United States Air Force, where he achieved the rank of Sergeant. He received a Bachelor of Science degree from Louisiana State University in New Orleans with a major in Accounting.

  James E. Pratt is the Secretary, General Counsel and a Director of the Company. Mr. Pratt has specialized in investment banking law, including: preparation of registration statements, private placements, public offerings, filings with the SEC, NYSE, NASDAQ, and state Blue Sky authorities; limited partnerships, reverse mergers, mergers and acquisitions, joint ventures, assets purchases, spin-offs, buyouts and corporate reorganizations. He is also an experienced litigator. During his career, Mr. Pratt has been associated with and been a partner of various New York City law firms and was general counsel and a partner in the investment banking and brokerage firm of Van Alstyne Noel & Co. where he worked from 1967 until 1973. Mr. Pratt's clients have been mostly small, emerging, growth companies seeking venture capital and a public market for their securities. Mr. Pratt received a B. A. from Yale in 1955 and an L.L.B from Harvard Law School in 1959.

Susan Donohue is the Treasurer, Assistant Secretary and a Director of the Company. She was one of the two founders of Zawada Technologies, Inc. At Zawada Technologies she worked directly with Joseph Zawada on the research of the Z Mix product. Zawada Technologies merged with Composite Industries, Inc. Ms. Donohue joined Affordable Homes when Composite merged with Affordable Homes of America, Inc. Prior to Zawada Technologies, Susan worked with Waukesha Bearings in Wisconsin as the Senior Buyer starting in 1989. Ms. Donohue attended the University of Wisconsin at Stevens Point with a focus in sociology and psychology. Additionally, she attended North Central Technical College for certification as an Account Clerk, and also attended Cardinal Stritch College of Madison, where she majored in Business Administration.

Dr. William T. Anton joined Affordable Homes of America, Inc. in 1999 as Vice President of International Operations when Composite Industries of America, Inc. merged with Affordable Homes in April 1999. Prior to the merger he was President of Composite Industries of America, Inc. Prior to working for Composite Industries of America, Inc., Dr Anton was President of World Technologies Associates, Inc. - a consulting firm for management, telecommunications, internet and computer systems integration. The company managed international projects in Argentina, Congo, Germany, Ivory Coast, Mali, Burkina Faso, Portugal, Russia, Romania and Turkey. Dr. Anton was a Professor of Management and Marketing at Schiller University in Heidelberg, Germany, from 1992 to 1994, where he held the titles of Director, Master of International Management Degree Program and Chairman of the Graduate School Committee. Dr. Anton also provided consultant services to KONEX Global Corporation. This included consulting for management on communications, computer systems, training and marketing. At KONEX, he also provided services and equipment to support Desert Storm allies. With an extensive military career, Dr. Anton served his country as Battalion Commander held numerous command and staff positions in Europe, Asia and South America.
Dr. Anton is a Vietnam veteran. Dr. Anton earned his Doctorate from George Washington University in Human Resource Development and Management Science, his Master degree from North Carolina State University, and his Bachelor of Science degree from the University of Nebraska.

Randy Vozka joined Affordable Homes of America, Inc. in 1999 as Vice President of Research and Development when Composite Industries of America, Inc. merged with Affordable Homes in April, 1999. He worked to complete the engineering studies on the different uses of the Z Mix products that Joseph Zawada started. Prior to joining Composite Industries, Mr. Vozka was President of Vozka Exteriors from 1986 until 1999 He has over 12 years of experience in the management of real estate development projects including all stages of construction, including bidding, contract creation, planning, managing, subcontractors, heavy equipment operations, and managing P&L

ITEM 10  EXECUTIVE COMPENSATION

The Company pays no salaries to its officers and directors except that Susan Donohue receives a monthly salary of $2000. On June 11, 1999 the Company issued 75,000 shares of its common stock pursuant to S-8 Registration Statement to James E. Pratt, Esq., the Secretary , General Counsel and a Director of the Company for legal services rendered and to be rendered and for out of pocket expenses necessarily incurred on behalf of the Company. On June 11, 1999 The Company issued 325,000 shares of its common stock pursuant to a S-8 Registration Statement to First Equity Capital Corp. for consulting work in assisting the company in the area of business development. Frank C. Calmes is the President of First Equity Capital Corp. The consulting work included evaluating the acquisitions and mergers that have taken place as well as the evaluation and rejection of various potential acquisitions, conferring on a daily basis with the Company and travel on behalf of the Company, including travel to South America and Canada. First Equity Capital Corp. spends 90% of its time on the Company business.

Dr. William T. Anton is paid $3,000 monthly for foreign travel and is reimbursed for his travel expenses on behalf of the Company. Dr. Anton has traveled extensively in Europe in order to market the World Home in various countries, which includes Turkey, and Bulgaria

On March 22, 1999 options were granted pursuant to the Company's Incentive Stock Option Plan as follows:

                     Option Grants in Last Fiscal Yea

                             Percentage
                              of Total
                 Number of   Granted to                              Grant
                 Securities   Employees   Exercise of                Date
                 Underlying   in Fiscal    Base Price   Expiration  Present
Name              Options       Year         (S/SH)        Date      Value
Merle Ferguson    1,500,000      21%        500,000        5-22-04       -0-
                                             @$.25
                                          500,000@$.50
                                          500,000@50%
                                               of
                                           prevailing
                                              Bid
                                            price at
                                            time of
                                            exercise

Frank C. Calmes   2,500,000      36%      500,000@$.25     5-22-04       -0-
                                          500,000@$.50
                                          500,000@50%
                                          500,000@60%
                                          500,000@70%
                                             of the
                                           prevailing
                                              Bid
                                            price at
                                            time of
                                            exercise

James E. Pratt    2,500,000      36%      500,000@$.25     5-22-04       -0-
                                          500,000@$.50
                                          500,000@50%
                                          500,000@60%
                                          500,000@70%
                                             of the
                                           prevailing
                                              Bid
                                            price at
                                            time of
                                            exercise

Susan Donohue       500,000      7%       100,000@$.25     5-22-09       -0-
                                          100,000@$.50
                                          100,000@50%
                                          100,000@60%
                                          100,000@70%
                                             of the
                                           prevailing
                                              Bid
                                            price at
                                            time of
                                            exercise

None of the options have been exercised. There are no agreements or understandings with respect to the amount of remuneration that officers and directors are expected to receive in the future. Management takes no salaries from the Company and does not anticipate receiving any salaries in the foreseeable future. No present prediction or representation can be made as to the compensation or other remuneration which may ultimately be paid to the Company's management. There are no plans, proposals, arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or others.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1999, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                                                Amount of
                Name and address                beneficial       Percent
Title of class  of beneficial owner             ownership        of class
Common Stock    Merle Ferguson
                c/o SCS Trust                   8,000,000        45.5%
                8452 Boseck
                #285 Las Vegas,
                Nevada 89128

Common Stock    Frank Calmes
                13760 Highway 190               743,000          04.23%
                Covington, La. 70433

Common Stock    James E. Pratt                  411,000          02.34%
                195 Kildare Road
                Garden City, N.Y. 11520

Common Stock    Susan Donohue                   40,000           0.39%
                8452 Boseck
                #285 Las Vegas,
                Nevada 89128

Common Stock    Randy Vozka                     99,500           0.56%
                4800 Hwy 8
                Beltline
                Rhinelinder, WI. 54501

All Officers and Directors as a Group           9,293,500        53.11%

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, nominee for election as a director, or associates of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

ITEM 13  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedules.

Financial Statements June 30, 1999 - December 31, 1998,  - 1997

Report on Form 8-k

Reports in form 8-k were filed on March 30, 1999, March 31, 1999, April 15,1999, and May 3, 1999

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AFFORDABLE HOMES OF AMERICA, INC.

Date:  December 21, 1999 By: /s/ Merle Ferguson
                         Merle Ferguson, President, CEO and Director

Date:  December 21, 1999 By: /s/ James E. Pratt
                         James E. Pratt, Secretary and General Counsel

            AFFORDABLE HOMES OF AMERICA, INC. AND SUBSIDIARIES
                       (a development stage company)

                     CONSOLIDATED FINANCIAL STATEMENTS

                                    and

                      REPORT OF INDEPENDENT AUDITORS

           FROM THE DATE OF INCEPTION TO JUNE 30, 1999 and 1998
                      REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Affordable Homes of America, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Affordable Homes of America, Inc. and Subsidiaries (a development stage company) as of June 30, 1998 and 1999, the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the periods from inception (February 10, 1997) to June 30, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Affordable Homes of America, Inc. and subsidiaries as of June 30, 1998 and 1999 and the results of their consolidated operations and their cash flows for the period from inception (February 10, 1997) to June 30, 1998 and 1999 in conformity with generally accepted accounting principles.

Garden City, New York
September 30, 1999

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

                        CONSOLIDATED BALANCE SHEETS

                           JUNE 30,1998 and 1999
ASSETS
                                            1998               1999
                                       ----------------  -----------------
Cash in banks                                 $       -           $ 192,398
Employee advances                                     -              45,600
Other receivables                                     -               9,000
Advances                                              -             224,140
Investment in joint venture                           -             800,000
Land and land development costs                       -           7,676,736
Capitalized interest expense                          -             487,041

Machinery & equipment - at
Cost, less accumulated
Depreciation of $ -0- and
$47,466 as of June 30, 1998 and
1999, respectively                                    -             108,285

Patents - at cost, less
Accumulated amortization of
$ -0- and $39,431 as of June
30, 1998 and 1999 respectively                        -             354,882

Goodwill                                              -             408,197
                                      -----------------   -----------------
TOTAL ASSETS                                 $        -      $   10,306,279
                                      =================   =================

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

                        CONSOLIDATED BALANCE SHEETS

                           JUNE 30,1998 and 1999

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                     1998          1999
LIABILITIES
 Accounts payable                                      $    -      $ 42,676
 Accrued expenses                                      15,000        22,277
 Accrued interest payable                                   -       206,667
 Notes payable                                              -     2,217,937
 Loans and advances from
  Related parties                                           -       235,287
 Land purchase options                                      -     3,415,000
                                                  -----------   -----------
TOTAL LIABILITIES                                      15,000     6,139,844
                                                  -----------   -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock classes A
 And B ($.001 par value, 5,000,000
 Shares of each class authorized,
 657,144 and 100,000 of class A and
 B issued and outstanding, respectively)                    -           757
Additional paid-in capital                                  -     4,374,345
Common stock ($.001 par value
 100,000,000 shares authorized,
 17,549,402 shares issued and
 Outstanding as of June 30, 1999
 2,000,000 shares issued and
 Outstanding as of June 30, 1998)                       2,000        17,549
Deficit accumulated during the
 Development stage                                   (17,000)      226,216)
                                                  -----------  ------------
Total Stockholders, Equity (Deficit)                 (15,000)     4,166,435
                                                  -----------  ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $       0   $10,306,279
                                                  ===========  ============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                       DURING THE DEVELOPMENT STAGE

               CUMULATIVE FROM INCEPTION (February 10, 1997)
                         TO JUNE 30,1998 and 1999

                                                          Cumulative from
                                                            Inception to
                                    1998         1999      June 30, 1999
                                 -----------   ----------  ---------------
Administrative expenses              $15,000     $211,116         $228,116

Cumulative (Loss)
 From operations                    (15,000)    (211,116)        (228,116)
                                 -----------   ----------  ---------------
Other income and expense
 Interest and other income                 -        4,750            4,750
 (Loss) on disposition
 of equipment                              -      (2,850)          (2,850)
                                 -----------   ----------  ---------------
Total other income
 And expense                               -        1,900            1,900
                                 -----------   ----------  ---------------
Net (loss) before
  Income taxes                      (15,000)    (209,216)        (226,216)

Provision for income taxes                 -            -                -
                                 -----------   ----------  ---------------
Net (loss)                         $(15,000)   $(209,216)       $(226,216)
                                 ===========   ==========  ===============
Net (loss) per common share           $(.01)       $(.04)           $(.06)
                                 ===========   ==========  ===============
Weighted average number of
Shares outstanding                 2,000,000    5,165,202        3,582,601
                                 ===========   ==========  ===============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       CUMULATIVE FROM INCEPTION (February 10, 1997) TO JUNE 30,1998

                           Preferred    Preferred            Deficit
                            Stock        Stock             Accumulat   Total
         Common Stock     A .001 Par   B .001 Par   Additio    ed     Stockholde
        .001 Par value       value        value       nal    During      rs'
                                                    Paid-in    the      Equity
                                                     Capital Developme (Deficit)
                                                                 nt
                                                                Stage
Initial
issuance
of
Common
stock as
restated
to account
for 2 for
1
Stock
split
dated
March 19,  2,000,000  $2,000                                             $ 2,000
1999

Net loss
prior to
Developmen
t stage
Activity                                                      (2,000)    (2,000)

Net loss
during the
Developmen
t stage
Through                                                      (15,000)   (15,000)
June 30,
1998
       ---------  ------   ----  ---- ------ ------ ------- --------- ----------
Closing
balance -
June30 2,000,000  $2,000      -    $-      -     $-      $- $(17,000)  $(15,000)
1998
      =========  ======   ==== ====== ====== ====== ======= ========= ==========

      The accompanying notes are an integral part of these statements

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       CUMULATIVE FROM INCEPTION (February 10, 1997) TO JUNE 30,1999

                             Preferred    Preferred              Deficit
                               Stock        Stock                Accumul Total
            Common Stock     A .001 Par   B .001 Par  Additional   ated  Stock
           .001 Par value      value        value       Paid-in   During holde
                                                        Capital    the    rs'
                                                                 Develop Equit
                                                                   ment    y
                                                                  Stage  (Defi
                                                                         cit)


            Shares  Amount  Shares Amoun Shares Amoun
                                     t            t
           -------  ------  ------ ----- ------ ----- ---------- ------- -----
Opening
balance-
July 1,   2,000,000 $2,000       -    $-      -    $-         $- $(17,00 $(15,
1998                                                                  0)  000)

Issuance
of common
stock
in
exchange
for 100%
of the
common
stock of
Affordabl
e-Nevada
on
March     4,000,000  4,000                               (4,000)
17,1999

Common
stock
split on
a 2 for 1
basis on
March     4,000,000  4,000                               (4,000)
19,1999

Issuance
of common
stock
to
founders
on March
18,
1999        250,000    250                                 (250)

Issuance
of
Preferred
A
Stock in
the
acquisiti
on
of 100%
of the
common
Stock of
Kampen
and
Associate
s, Inc.
on
April 14,                  428,572   429               1,510,657         1,511
1999                                                                      ,086

                                (Continued)
      The accompanying notes are an integral part of these statements

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       CUMULATIVE FROM INCEPTION (February 10, 1997) TO JUNE 30,1999

                         Preferred Stock  Preferred            Def
                            A .001 Par      Stock              ici   Total
          Common Stock        value      B .001 Par Additional  t  Stockholde
         .001 Par value                     value    Paid-in   Acc    rs'
                                                     Capital   umu   Equity
                                                               lat (Deficit)
                                                               ed
                                                               Dur
                                                               ing
                                                               the
                                                               Dev
                                                               elo
                                                               pme
                                                               nt
                                                               Sta
                                                               ge


          Shares   Amoun  Shares Amount   Shares Amo
                     t                           unt
          -------  -----  ------ ------   ------ ---  ------   --   -------
Issuance
of
common
stock
 in the
merger
trans-
 Action
with
Composit
e

Industri
es, Inc.
on
 April   6,514,270 6,514                             1,560,059     1,566,573
15, 1999

Issuance
of
Preferre
d B
 Stock
in the
acquisit
ion
 of 100%
of the
common
 Stock
of M.P.
Hall

Enterpri
ses, Inc
on
 April                                   100,000 100    549,900       550,000
27, 1999

Issuance
of
restrict
ed
 Common
stock in
the

Acquisit
ion of
Big

Mountain
Construc
tion

Company,
Inc. on
 June     215, 980   216                               524,904       525,120
28,
1999.

Issuance
of
common
stock
 In the
acquisit
ion of
 100% of
the
common
stock
 of
Realty
Center,
Inc.
 and 25%
interest
in
 the
Heartlan
d Homes
 Joint
Venture
on
 June                    228,572     228               799,772       800,000
28,
1999.

                                (Continued)
      The accompanying notes are an integral part of these statements

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       CUMULATIVE FROM INCEPTION (February 10, 1997) TO JUNE 30,1999

                        Preferred    Preferred               Deficit
                          Stock        Stock                Accumulate  Total
     Common Stock     A .001 Par   B .001 Par  Additional     d     Stockholde
   .001 Par value      value        value      Paid-in   During thers Equity
                                                Capital   Developmen(Deficit)
                                                                  t
                                                                Stage


        Shares    Amount Shares  Amou Shares  Amou
                                  nt           nt
       -------    ------ ------  ---- ------  ---- ---------- ------------------
<A>
Issua
nce
of
commo
n
stock
 for
servi
ces
rende
red
 on    569,149     569                               38,462               39,031
May
24,
1999.

Recla
ssifi
catio
n of

Retai
ned
defic
it
for
                                                  (595,710)            (595,710)
Compa
nies
acqui
red

Expen
ses
incur
red
in
conne
ction
with
                                                    (5,449)              (5,449)
Publi
c
offer
ing

Net
loss
durin
g the

Devel
opmen
t
stage
the
 year                                                       (209,216)  (209,216)
ended
June
30,
1999
    ---------  ------ ------- ----  ------ ---- ---------- ---------- ----------
Closi
ng
balan
ce-
June
   17,549,402 $17,549 657,144 $657 100,000 $100 $4,374,345 $(226,216) $4,166,435
30,
1999
   ========= ======= ======= ==== ======= ==== ========== ========== ==========

      The accompanying notes are an integral part of these statements

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               CUMULATIVE FROM INCEPTION (February 10, 1997)
                         TO JUNE 30, 1998 and 1999
                                                                 Cumulative
                                                                    From
                                                                 Inception
                                                                     to
                                                                  June 30,
                                          1998         1999         1999
CASH FLOWS FROM OPERATING ACTIVITIES;
Consolidated net (loss) from
 Development stage operations             $(15,000)  $(209,216)  $(226,216)

ADJUSTMENTS TO RECONCILE NET LOSS
FROM DEVELOPMENT STAGE OPERATIONS
TO CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization                            15,317      15,317
Stock issued for services                                39,031      39,031
(Increase) decrease in assets:
Increase (decrease) in liabilities:
 Accrued expenses                            15,000       7,277      22,277
 Accrued interest payable                         -      20,666      20,666
                                       ------------ -----------  ----------
     Total Adjustments                       15,000      82,291      97,291
                                       ------------ -----------  ----------
Net cash (used in) operations                     0   (126,925)   (128,925)
                                       ------------ -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment acquisitions                            -    (57,671)    (57,671)

Net cash (used in)
Investing activities                              -    (57,671)    (57,671)
                                       ------------ -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to and capitalization of
 Subsidiaries                                           386,994     388,994
Payments of land purchase option                  -    (10,000)    (10,000)
                                       ------------ -----------  ----------
Net cash from financing activities                -     376,994     378,978
                                       ------------ -----------  ----------
Net Increase in Cash in banks                     -     192,398     192,398
                                       ------------ -----------  ----------
Cash in banks Beginning of period                 -           -           -
                                       ------------ -----------  ----------
Cash in banks End of period                       -    $192,398    $192,398
                                       ============ ===========  ==========

Supplemental Disclosure of cash flow information:
  Cash Paid during the year
for
  Interest expense                        $-           $-                $-
                                ============ ============     =============
  Income taxes                            $-           $-                $-
                                ============ ============     =============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

               CUMULATIVE FROM INCEPTION (February 10, 1997)
                         TO JUNE 30, 1998 and 1999

NON-CASH INVESTING AND FINANCING TRANSACTIONS

In January of 1998, Composite Industries of America, Inc. issued 370,000 shares of common stock in exchange for patent rights amounting to $370,000, and 15,534 shares of common stock for machinery and equipment amounting to $15,534. In April of 1998, the company issued 4,039 shares of common stock in exchange for equipment amounting to $4,039.

On April 14, 1999, the company issued 428,572 shares of Class A Convertible Preferred Stock valued at $1,500,000 to acquire Kampen and Associates, Inc.

On April 15, 1999, the company issued 13,028,539 shares of Common Stock to acquire Composite Industries, Inc. valued at $1,566,573.

On April 27, 1999, the company issued 100,000 shares of Class B Preferred Stock to acquire M.P. Hall Enterprises, Inc. valued at
$525,120.

On May 24, 1999, the company issued 550,000 shares of Common Stock for services rendered to the company valued at $30,000.

On June 23, 1999, the company issued 19,149 shares of Common Stock for consulting services rendered to the company valued at $9,575.

On June 28, 1999, the company issued 215,983 of restricted Common Stock valued at $2.43 per share to acquire Big Mountain Construction Company, Inc.

On June 28, 1999, Affordable purchased 100% of the Common Stock of Realty Center, Inc. for 228,572 shares of Preferred Class A Stock valued at $3.50 per share ($800,000).


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999

NOTE 1 - General and Summary of Significant Accounting Policies

(A)  - Nature of Business

Affordable Homes of America, Inc. (Affordable-Nevada), was incorporated under the laws of the state of Nevada on February 10, 1997. On March 17, 1999, Affordable-Nevada was merged into Kowtow, Inc., a nonoperating public shell corporation, through exchange of 80% of the issued and outstanding shares of Kowtow's common stock for 100% of the outstanding common stock of Affordable. Kowtow, a Utah corporation, was incorporated on March 7, 1986. Kowtow's legal name was changed to Affordable Homes of America, Inc., (Affordable). The acquisition is considered to be a capital transaction, in substance equivalent to the issuance of stock by Affordable-Nevada for the net monetary assets of Kowtow, accompanied by a recapitalization of Affordable. Common stock and additional paid in capital have been restated to reflect the recapitalization for all periods presented.

Affordable is a development stage company primarily in the business of land development and the construction of residential houses. In addition, on April 15, 1999, Composite Industries, Inc. (Composite) was merged into Affordable. Composite, also a development stage company is in the process of developing and commercializing a compound to be used in the construction process referred to as Z-MIX.

In addition to Composite, the company's operations include four wholly owned subsidiaries:

* Kampen and Associates, Inc. owns 485 acres of land located in Pierce County, Washington. Kampen intends to construct 575 residential units on the property;

* M.P. Hall Enterprises, Inc. owns property also located in Pierce County, Washington. M.P. Hall intends to construct a 55 unit motel on the site;

* Big Mountain Construction Company, Inc. is a general building contractor;

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999

NOTE 1 - General and Summary of Significant Accounting Policies (continued)

(A)  -Nature of Business (continued)

* Realty Center, Inc. owns a 50% interest in a joint venture to develop a residential home site known as Heartland Homes. The project is located in Seattle, Washington.

Affordable's corporate headquarters are located in Las Vegas, Nevada.

(B)  -Consolidated Net (Loss) per Common Share

Consolidated net (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period. The 1998 loss per share was restated to give retroactive effect for the 2 for 1 stock split effective 3/19/99. Only the weighted average number of shares of common stock outstanding was used to compute basic loss per share for the period from inception to June 30, 1999 as there were no stock options, warrants, or other common stock equivalents during this period.

(C)  -Cash and Cash Equivalents

Affordable considers all highly liquid debt instruments purchased with a maturity of 90 days or less to be cash equivalents for financial statement purposes.

(D)  -Income Taxes

No income taxes were provided since the Affordable incurred a loss during the development stage, no income taxes were provided. Normally, taxes are provided on all revenue and expense items included in the Consolidated Statements of Operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999

NOTE 1 -General and Summary of Significant Accounting Policies (continued)

(E)  -Depreciation

Affordable depreciates equipment, vehicles and machinery on a straight-line basis over five to seven years for financial reporting purposes.

(F)  -Patents

Affordable  amortizes its patent rights on a straight-line  basis  over  10 years.

(G)  -Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(H)  -Basis of Presentation

The accompanying consolidated balance sheet and related statements of operations and deficit accumulated during the development stage, stockholders' equity and cash flows includes the accounts of Affordable Homes of America, Inc., Kampen and Associates, Inc., M.P. Hall Enterprises, Inc., Big Mountain Construction Company, Inc., Realty Center, Inc. and Composite Industries of America, Inc. as of June 30, 1999 and for the periods from their dates of acquisition or merger to June 30, 1999. The accompanying balance sheet and related statements of operations and deficit accumulated during the development stage, stockholders' equity and cash flows includes the accounts of Affordable Homes of America, Inc. as of and for the year ended June 30, 1998 and for the period then ended.

Significant intercompany transactions or balances as of and for the periods ended June 30, 1999 and 1998 have been eliminated.

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999

Note 2 -Acquisition of Subsidiaries

Kampen and Associates, Inc. - Effective April 14, 1999, Affordable purchased 100% of the common stock of Kampen and Associates, Inc. for 428,572 convertible Class A preferred shares of Affordable valued at $3.50 per share for a total purchase price of $1,500,000. The cost basis of the net assets acquired was increased by $1,511,086 to reflect the purchase price of the company. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction. Kampen filed for protection under Chapter 11 of the U.S. Bankruptcy Code on June 24, 1999. See Note 13.

Composite Industries, Inc. - Composite Industries was merged into Affordable under an agreement and plan of merger dated April 15, 1999. The agreement called for the conversion of 100% of the issued and outstanding shares of Composite in exchange for Affordable common stock at the rate of two shares of Composite for each share of Affordable. As of the effective date, there were 13,028,539 common shares Composite outstanding. The acquisition was treated as a purchase for financial reporting purposes.

M.P. Hall Enterprises, Inc. - Effective April 27, 1999, Affordable purchased 100% of the common stock of M.P. Hall Enterprises, Inc. for 100,000 convertible Class B preferred shares of Affordable valued at $5.50 per share for a total purchase price of $550,000. The cost basis of the net assets acquired was increased by $550,000 to reflect the purchase price of the company. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction.

Big Mountain Construction Company, Inc. - Effective June 28, 1999, Affordable purchased 100% of the common and preferred stock of Big Mountain Construction Company, Inc. for 215,983 restrictive common shares of
Affordable valued at $2.43 per share for a total purchase price of $525,120. The acquisition was treated as a purchase for financial reporting purposes. Goodwill in the amount of $408,197 was recognized in the transaction. Goodwill will be amortized on a straight-line basis over seven years commencing July 1, 1999.

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30,1998 and 1999

Note 2 - Acquisition of Subsidiaries (continued)

Realty Center, Inc. - Effective June 28, 1999, Affordable purchased 100% of the common stock of Realty Center, Inc. for 114,286 convertible Class A preferred shares of Affordable valued at $3.50 per share for a total purchase price of $400,000. Realty Center's assets consist of a 25% joint venture interest in a real estate development project known as Heartland Homes. Further, Affordable acquired an additional 25% interest in Heartland Homes directly by issuing an additional 114,286 shares of convertible Class A preferred stock. Immediately after Affordable's acquisition of Realty Center, Affordable transferred it's 25% interest in Heartland into Realty Center. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction.

Allocation of the purchase price for each of the transactions follows:

             Kampen and  M.P. Hall  Big Mountain   Realty      Total all
             Associates  Enterprise Construction   Center      Companies
               , Inc.      s Inc      Company,      Inc.
                                        Inc.


             ----------  ---------- ------------  -------     -----------
Assets
Cash                 $0          $0        $9,858       $0           $9,858
Employee
and
 Other                                     54,600                    54,600
advances
Land,
develop-
 Ment and
cap-
 Italized
 Interest     6,668,676     885,252       516,703                 8,070,631
costs
Equipment                                  57,720                    57,720
(net)
Investment
in
 Joint                                             800,000          800,000
Venture
Goodwill                                  408,197                   408,197
             ----------  ----------  ------------  -------      -----------
Total        $6,668,676    $885,252    $1,047,078  $800,00       $9,401,006
                                                         0
             ==========  ==========  ============  =======      ===========
Liabilities Assumed and Equity
Liabilities
 Assumed             $5,157,590  $335,252    $521,958        $0  $6,014,800
Convertible
 Preferred Stock            429       100                   229         758
Common Stock
Additional paid
 in capital           1,510,657   549,900     524,904   779,771   3,385,232
                     ----------  --------  ----------  --------  ----------
Total                $6,668,676  $885,252  $1,047,078  $800,000  $9,401,006
                     ==========  ========  ==========  ========  ==========

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30,1998 and 1999


Note 2 -Acquisition of Subsidiaries (continued)

                     AFFORDABLE HOMES OF AMERICA, INC.
                       (A Development Stage Company)
        Pro forma Statements of Operations and Deficit accumulated during the development stage

                Cumulative from
                   inception
                (March 21, 1996)                   June 30,
                to June 30, 1999


                                    1996      1997       1998        1999
Revenues:
 Interest                $24,595        $-         $-      $3,142     $21,453
income
                   -------------  --------    -------    --------    --------
Expenses:
 Research and
  Development             14,640         -          -           -      14,460
costs
 General and
                         578,347         -          -     277,423     300,924
Administrative
 Depreciation
and
  Amortization           199,550     3,202     64,939      70,870      60,539
 Loss on
disposition
  of equipment             2,850         -          -           -       2,850
                   -------------  --------    -------    --------    --------
Total expenses           795,387     3,202     64,939     348,293     378,953
                   -------------  --------    -------    --------    --------
Net (loss)            $(770,792)  $(3,202)  $(64,939)  $(345,151)  $(357,500)
                   =============  ========  =========  ==========  ==========
(Loss) per
Common share              $(.22)    $(NIL)     $(.03)      $(.17)      $(.07)
                   =============  ========  =========  ==========  ==========
Shares used in
Computing loss
per
Share amounts          3,582,601  2,000,00  2,000,000   2,000,000   5,165,202
                                         0
                   =============  ========  =========  ==========  ==========

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999

Note 3 - Advances

Affordable, through Composite Industries, Inc. had from time to time, advanced funds to Omega International, Inc., an unrelated company in the business of developing products for the construction industry. Composite advanced the funds totaling $224,140 through June 30, 1999 which included principal of $205,000 and accrued interest receivable of $19,140 and funds totaling $183,000 through June 30, 1998 which included principal of $180,000 and accrued interest receivable of $3,000 in an effort to assist Omega in further developing its products. The notes are unsecured, due upon demand, and bear interest at 8% per annum. Interest income was recorded in the amounts of $16,140 and $3,000 for the years ended June 30, 1999 and 1998 respectively.

Management is in the process of negotiating the acquisition of Omega and intends to offset a portion of the purchase price of the company by these advances. Composite's financial statements as of June 30, 1998 reflected this advance as a current asset in the amount of $183,000. The proforma consolidated balance sheet as of June 30, 1998 includes a restatement of this asset to be consistent with that of June 30, 1999.


Note 4 - Machinery and Equipment

Machinery and equipment consists of the following as of June 30, 1999:

     Machinery                                 $ 84,640
     Office Equipment                            13,639
     Vehicles                                    57,472
                                                155,751
     Less:  Accumulated depreciation          ( 47,466)
            Total                              $108,285

Depreciation expense was incurred in the amount of $7,106 for the year ended June 30, 1999 and is included in general and administrative expense.

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999

NOTE 5 - Income Taxes

Affordable accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). At June 30, 1999 and 1998 no income taxes were provided. There were no differing methods of reporting income for tax purposes as compared to financial reporting purposes. There was no net deferred income tax provision for the years ended June 30, 1999 and 1998.

Deferred tax assets and liabilities consist of the following:

                                         1999          1998
  Deferred tax assets-
     Net operating loss carryovers   $226,216      $ 17,000
     Valuation allowance              226,216        17,000
                                           $-             -
                                     ========       =======
     Deferred tax liabilities-             $-            $-
                                     ========       =======

The valuation allowances provided for the periods are based on management's valuation of the likelihood of realization.

Affordable incurred net operating losses of $226,216 available to offset future income for financial reporting purposes expiring in 2019.

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999

NOTE 6 - Loans and Notes Payable

The following schedule summarizes loans and notes payable by subsidiary as of June 30, 1999:

Kampen and Associates, Inc.

Cascade Land Depository described in Note 8           $ 1,550,000

Big Mountain Construction Company, Inc.

$33,000 equipment loan dated May 20, 1999
secured by excavating equipment payable at
$1,664 per month including interest at 20.9%
per annum with the final installment due on
May 20, 2001                                               30,216

Construction loan dated August 11, 1998 secured
by land and property with monthly payments on an
interest only basis and principal due November
16, 1999 including extension at prime + 2%,
currently 10%                                             302,470

M.P. Hall Enterprises, Inc.

Promissory note dated March 17, 1999 secured by
land and property with monthly payments on an
interest only basis and principal due on March
17, 2000. Interest is payable at 14% per annum           335,252

          Total                                         2,217,937

          Less current maturities                       2,202,779

          Long-term portion                            $   15,159

Aggregate annual schedule maturities of long-term debt at June 30, 1999 are as follows:

                    June 30, 1999    $2,202,779
                    June 30, 2000        15,159
                    Total            $2,217,937

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999


NOTE 7 - Land Purchase and Options

On June 12, 1996, Kampen and Associates, Inc. agreed to purchase 485 acres of land located in Pierce County, Washington from Maytel Partnership. The total purchase price of $4,000,000 and is financed through an option payment agreement. Payments under this agreement are due at various stages and are not subject to interest. The payment terms and conditions of the agreement are summarized as follows:

* An initial payment of $15,000 was paid upon the execution of the agreement;

* Under an alternative agreement selected by Kampen, a payment of $250,000 was paid on July 31, 1996;

*     Payments  of  $5,000 are due on the 1st day of each month  commencing
  July  1,  1996.   Kampen has the option of defaulting on  these  payments
  whereby the land would revert to the seller;

* At the point where residential units are completed and sold, Kampen will remit to the seller $7,000 at the closing of each unit until the balance is paid in full.

The remaining balance on these option payments is $3,415,000 of which $60,000 is currently due as of June 30, 1999.


NOTE 8 - Loan from Cascade Land Depository

On June 12, 1996, Kampen and Associates, Inc. negotiated a loan in the amount of $1,550,000 from the Shoalwater Bay Indian Tribe, doing business as Cascade Land Depository. The purpose of the loan was to finance a portion of the purchase price of land described in Note 7 and other related costs. The note was due and payable on May 1, 1998 with a stated interest rate of 8% per annum. Interest is due and payable in six month intervals on November 1 and May of each year. The loan is currently in default with interest payable from November 1, 1997. The unpaid interest has accumulated to $206,667 as of June 30, 1999. See Note 13.

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999


NOTE 9 - Related Party Transactions

The company had entered in to consulting agreements with certain members of the Company's Board of Directors and stockholders to provide services on various strategic and business issues. The agreements were for one year in duration and expired on July 1, 1999 (except one which expires on October 15, 1999). The agreements are renewable at the discretion of the company and are presently under review. Total fees paid for such services by the Company either in stock or cash during the year ended June 30, 1999 were $234,000 and are included in consulting fees in the statement of operations.

Management believes the transactions were at arm's length.

The President and Chief Executive Officer has from time to time advanced funds to Affordable or one of its subsidiaries to assist with working capital requirements. As of June 30, 1999, such funds advanced to the company amounted to $182,186. In addition, the joint venture construction project known as Heartland Homes advanced $53,101 to Big Mountain Construction Company, Inc. These advances are non interest bearing and are short-term in nature.


NOTE 10  -Concentration of Credit Risk - Cash

The Company maintains its cash balances at financial institutions located in Nevada and Montana. At times, the balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of this financial instrument approximates cost. The fair market value of these balances approximate book value.

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999


NOTE 11 - Patents

Affordable through its merger with Composite Industries of America, Inc. holds the exclusive rights to produce Z-MIX, a cementitious composite developed and acquired from Zawada Industries in October 1997. On July 21, 1998, Composite was issued the patent rights for this product. A second patent relating to improvements to the product was issued on December 22, 1998.

Costs incurred through June 30, 1999 to develop and obtain the patents rights amounted to $394,313 of which $370,000 was attributable to the issuance of common stock. Amortization of $8,211 was charged during the year ended June 30, 1999 and is included general and administrative expenses.


Note 12 - Commitments

In January 1999, Affordable entered into an agreement to lease their current facility located in Las Vegas, Nevada. The lease term is for six months beginning February 1, 1999 at the rate of $591 per month plus additional charges for common area operating maintenance. There is an option to extend the lease on a month-to-month basis at 115% of the current monthly rent.

     Total lease commitments are as follows:

                    Year ended     Amount

                    June 30, 2000  $  591
                           Total $  591

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999


Note 13 - Chapter 11 Bankruptcy Petition

On May 21, 1999, Kampen & Associates, Inc. was served with a notice of foreclosure as a consequence of its default in its loan obligation to Shoalwater Bay Indian Tribe d/b/a/ Cascade Land Depository. See Note 8. As a result of this action by Cascade, Kampen filed for protection under the provisions of Chapter 11 of U.S. Bankruptcy Code on June 24, 1999. Under these provisions, Kampen is protected from collection actions by its creditors until it can be implement a plan of reorganization. The total liabilities owed by Kampen to third parties amounts to $5,218,807 as of June 30, 1999.


NOTE 14 -      Industry Segment Information

Affordable has three major business segments all related to the building and construction industry: general contracting, product sales and development and land development. During 1998, Affordable adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131).


The adoption of SFAS 131 requires the presentation of descriptive information about reportable segments which is consistent with that made available to the management of Affordable to assess performance. As a result of this change, the company now reports segment performance on an after-tax basis. In determining the net income of each segment of the company effective tax rates are determined for each business segment.

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30,1998 and 1999

Note 14 - Industry Segment Information (continued)

                                 Product       Land and
                     General    Sales and      Building     Inte
                   Contracting Development    Development    r-    Total
                                                            segm
                                                            ent
---------------------------------------------------------------------------
June 30, 1998

Sales $                     $-           $-              $-   $-         $-
Operating (loss)      (15,000)            -               -    -   (15,000)
Net interest                 -            -               -    -          -
 (LOSS) on
 Disposition
 of Equipment
Pretax (loss)         (15,000)            -               -    -   (15,000)
Net (loss)            (15,000)            -               -    -   (15,000)
Assets                       -            -               -    -          -
Depreciation &
 Amortization                -            -               -    -          -
Additions to long-
 lived assets                -            -               -    -          -


                                 Product       Land and
                     General    Sales and      Building     Inte
                   Contracting Development    Development    r-    Total
                                                            segm
                                                            ent
---------------------------------------------------------------------------
                                     -
June 30, 1999

Sales $                            $-         $-         $-   $-         $-
Operating (loss)             (73,604)   (98,788)   (38,724)    -  (211,116)
Net interest                        -      4,750          -    -      4,750
 (Loss) on
 disposition
 of Equipment                       -    (2,850)          -    -    (2,850)
 Pretax (loss)               (73,604)   (96,888)   (38,724)    -  (209,216)
Net (loss)                   (73,604)   (96,888)   (38,724)    -  (209,216)
Assets                      1,224,728    629,587  8,451,964    - 10,306,279
Depreciation &
 Amortization                       -     15,317          -    -     15,317
Additions to long-
 Lived assets                  57,720     65,942          -    -    123,662

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999


NOTE 15 - Stockholders' Equity

Affordable has authorized the issuance of 100,000,000 shares of $.001 par common stock. At June 30, 1999 and 1998, the company had issued 17,549,402 and 2,000,000 shares, respectively.

The company is also authorized to issue two classes of convertible preferred stock; Class A and Class B. Each share of Class A preferred is convertible to common stock at $3.50 per share. Class B preferred stock is convertible to common stock at $5.50 per share. Each class of preferred stock is authorized at 5,000,000 shares. At June 30, 1999, 657,144 shares of Class A convertible preferred stock and 100,000 of Class B convertible preferred stock were issued.


NOTE 16 - Year 2000 Compliance

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in possible errors when information-using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entities ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting Affordable including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

Generally, costs associated with the Year 2000 issue are being expensed as incurred.

NOTE 17- Subsequent Events

Affordable is currently negotiating a bank line of credit for $15,000,000 to accommodate future business expansion and provide working capital for the company.

            AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                       (a development stage company)

              INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1998 and 1999
PAGE

Report of Independent Auditors                                  1

Consolidated balance sheets as of
  June 30, 1998 and 1999                                      2-3

Consolidated statements of operations during
  the development stage cumulative from inception
  (February 10, 1997) to June 30, 1998 and 1999                 4

Consolidated statements of changes in stockholders'
  equity (deficit) cumulative from inception
  (February 10, 1997) to June 30, 1998 and 1999               5-8

Consolidated statements of cash flows during the
  development stage cumulative from inception
  (February 10, 1997) to June 30, 1998 and 1999              9-10

Notes to the Consolidated Financial Statements              11-25