Form 10-Q
period 1999-09-30
AFFORDABLE HOMES OF AMERICA INC
filed 1999-12-22
CIK 894501

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for quarterly period ended September 30, 1999

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

Indicate the number of shares of outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                          Outstanding as of September, 1999
------------------------------------    --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                63,138,419
$.001 PAR VALUE CLASS A CONVERTIBLE PREFERRED STOCK    657,144
$.001 PAR VALUE CLASS B CONVERTIBLE PREFERRED STOCK    100,000

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

                  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders equity inconformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Affordable Homes of America, Inc. is a real estate development company in the development stage focusing on building homes for low-income and first-time home buyers. There are 5,000,000 families in the United States that spend 50% of their income on rent. This does not leave them sufficient funds for buying the basic family needs of medicine, education, decent transportation and the like. Because of Affordable Homes' specialized construction techniques i.e. in-line framing, foam panelized construction and Z Mix construction, the Company believes it will bring the ability to purchase a home within the reach of this 5,000,000 family market and other potential home buyers whose financial resources would not otherwise enable them to purchase a home.

Affordable Homes' has also designed a "World Home" which is a smaller building, for marketing abroad. Preliminary discussions in South America, Europe and the Philippines have indicated widespread acceptance of the World Home in those areas.

In order to finance the marketing of the World Home and also to implement Affordable Homes' low income and first time home buyer program nationwide, Affordable Homes has made certain acquisitions for near term cash requirements.

The first acquisition to be developed is the Heartland Homes Estates real estate development project of 136 homes. Bank financing has been arranged for this project which means that when all permits are received by Affordable Homes, construction can begin. In addition, Affordable Homes has applied for a five year loan in the amount of $15,000,000 from Euro Federal NV which is located in Amsterdam.

All of the due diligence and closing procedures required by Euro Federal Bank NV have been completed. The loan is secured by 45,000,000 restricted shares of the Company's common stock. If the loan proceeds for any reason are not received by the Company, the 45,000,000 restricted shares of the Company's common stock will be cancelled. This would reduce the number of outstanding shares of common stock of the Company from 63,138,419 to 18,138,419. The loan is also secured by a Financial Guarantee Bond in the amount of $15,000,000 issued by American Home Assurance Company, a member of American International Group of Companies. In any case, when the loan is completely paid back, the aforesaid 45,000,000 common stock shares will be cancelled.

While the proceeds of the loan are not necessary for the implementation of Affordable Homes building program, the receipt of such funds would greatly accelerate the program.

There can be no assurance that the Company will receive the proceeds of this loan nor can there be any assurance that the Company will be able to complete construction the of the homes and the Ramada Inn on the other properties it acquired.

Item 5.  Other Information

The Company issued its common stock pursuant to S-8 Registration Statement dated July 16, 1999 and August 27, 1999 as follows:

              S-8 Registration Statement dated July 16, 1999
                      500,000 shares of common stock
     Date Issued               Name of Recipient       Number of Shares
     July 21, 1999             First Equity Capital
                                Corp                      100,000
     July 21, 1999             Merle Ferguson              50,000
     July 21, 1999             James E. Pratt              50,000
     July 21, 1999             William Fielding &
                               Associates                  300,000
                                TOTAL                      500,000

             S-8 Registration Statement dated August 27, 1999
                      500,000 shares of common stock
      Date Issued               Name of Recipient        Number of Shares
      Sept. 2, 1999             First Equity Capital
                                Corp                        250,000
      Sept. 2,  1999            Merle Ferguson              100,000
      Sept. 2, 1999             James E. Pratt              150,000
                                  TOTAL                     500,000

The shares Mr. Pratt received were for legal services rendered and to be rendered and for disbursements necessarily incurred on behalf of the Company during the rendering of the aforesaid legal services.

Frank C. Calmes is a consultant who performs his services through First Equity Capital Corp. of which he is the President. The aforesaid shares were issued to First Equity Capital Corp. for consulting services performed and to be performed.

Merle Ferguson is the President and CEO of Affordable Homes of America, Inc. He takes no salary. The aforesaid shares were issued to Mr. Ferguson in lieu of salary.

The shares issued to William E. Fielding & Associates were in payment of a premium on a performance bond issued by American Home Assurance Company to guaranty the payment by Affordable Homes of America, Inc. of a $15,000,000 loan. The loan has not yet closed and in the event it does not close, the 300,000 shares will be returned to the company and cancelled.


                     AFFORDABLE HOMES OF AMERICA, INC.
                       (A Development Stage Company)
                               BALANCE SHEET


                                                                    6/30/99
                                                                  Unaudited

                                  ASSETS
 ASSETS
Cash in Banks                                                      192,398
Employee Advances                                                   45,600
Other receivables                                                    9,000
Advances                                                           224,140
Investment joint venture                                           800,000
Land and land development costs                                  7,676,736
Capitalized interest expense                                       487,041

Machinery & equipment - at
Cost, less accumulated
Depreciation of $ -0- and
$47,466 as of June 30, 1998
and 1999 respectively                                              108,285

Patents - at cost, less
Accumulated amortization of
$-0- and $39,431 as of June
30,1998 and 1999 respectively                                      354,882

Goodwill                                                           408,197

TOTAL ASSETS                                                   $10,306,279

                           LIABILITIES & EQUITY

LIABILITIES
Accounts Payable                                                    42,676
Accrued payable                                                     22,227
Accrued interest payable                                           206,667
Notes payable                                                    2,217,937
Loans and advances from
Related parties                                                    235,287
Land purchase options                                            3,415,000

TOTAL LIABILITIES                                                6,139,844

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock classes A
and B ($.001 par value, 5,000,000
shares of each class authorized,
657,144 and 1000,000 of class A and B
issued and outstanding, respectively)                                  757
Additional paid-in capital                                       4,374,345
Common Stock ($.001) par value 100,000
shares authorized, 63,138,419 shares issued
and outstanding as of June 30, 1999
2,000,000 shares issued and outstanding
as of June 30, 1998)                                                17,549
Deficit accumulated during the development
Stage                                                            (226,216)

Total Stockholders' Equity (Deficit)                             4,166,435

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                            $10,306,279

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 CUMULATIVE FROM INCEPTION TO JUNE 30,1999
CASH FLOWS FROM OPERATIONS ACTIVITIVES                           (226,216)

ADJUSTMENT TO RECONCILE NET LOSS
FROM DEVELOPMENT STAGE OPERATIONS
TO CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization                                       15,317
Stock issued for services                                           39,031
(Increase) (decrease) in liabilities:
Accrued expenses                                                    22,277
Accrued interest payable                                            20,666
    Total Adjustments                                               97,291

Net cash (used in) operations                                    (128,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equipment acquisitions                                            (57,671)

Net cash (used in)
 Investing activities                                             (57,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to and capitalization of
 Subsidiaries                                                     388,994
Payments of land purchase option                                  (10,000)

Net cash from financing activities                                378,978

Net Increase in Cash in Banks                                     192,398

Cash in banks - Beginning of period                                  -0-

Cash in banks - End of period                                     192,398

                          STATEMENT OF OPERATIONS
                   FROM INCEPTION TO SEPTEMBER 30, 1999


                                            For the three     Cumulative
                                                month       from Inception
                                            Ended June 30     to 9/30/99
                                   1998          1999            1999
Administrative expense               15,000        211,116
                                                                    228,116

Cumulative  (LOSS)                 (15,000)                       (228,116)
                                                 (211,116)

General and
  Administrative expense                             1,900            1,900
NET INCOME (LOSS)                  (15,000)      (209,216)        (226,216)

Net income (loss) per weighted
Average common shares                   .01            .04              .06

Weighted average number of
Common shares used to compute
Net income (loss)                 2,000,000      5,165,202        3,582,601





                     AFFORDABLE HOMES OF AMERICA, INC.
                       (A Development Stage Company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                    Common Stock      Additiona
                                   Pas Value $.001        l      Retained
                                                       Paid in    Deficit
                                                       Capital

                                 Shares      Amount
Balances at 3/7/86
(Date of Inception)                     0           0          0         0
Issuance of common stock
(restricted) at $.02 per share
at 4/21/86                      1,000,000       1,000      1,000
Net loss for period                                                (1,950)

Balances at 12/31/86            1,000,000       1,000      1,000   (1,950)
Net loss for year                                                     (10)

Balances at 12/31/87            1,000,000       1,000      1,000   (1,960)
Net loss for year                                                     (10)

Balances at 12/31/88            1,000,000       1,000      1,000   (1,970)
Net loss for year                                                     (10)

Balances at 12/31/89            1,000,000       1,000      1,000   (1,980)
Net loss for year                                                     (10)

Balances at 12/31/90            1,000,000       1,000      1,000   (1,990)
Net loss for year                                                     (10)

Balances at 12/31/91            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/92            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/93            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/94            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/95            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/96            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/97            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/98            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/98            1,000,000       1,000      1,000   (2,000)
Net loss for year                                                        0

Balances at 9/30/99             63,138419      63,138  4,374,345 (209,216)
Net loss for year                                                        0

                                SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

                     AFFORDABLE HOMES OF AMERICA, INC.

Dated:  December 21, 1999      /s/ Merle Ferguson
                              -------------------------------
                              Merle Ferguson, President,
                              CEO and Director

Dated:  December 21, 1999      /s/ James E. Pratt
                              -------------------------------
                              James E. Pratt, Secretary