Form 10QSB
period 1999-12-31
AFFORDABLE HOMES OF AMERICA INC
filed 2000-02-16
CIK 894501

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

for quarterly period ended December 31, 1999

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE OF 1934

for the transition period from     to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) yes no

Indicate the number of shares of outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                           Outstanding as of December, 1999
------------------------------------    --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                     63,138,419
$.001 PAR VALUE CLASS A CONVERTIBLE PREFERRED STOCK         657,144
$.001 PAR VALUE CLASS B CONVERTIBLE PREFERRED STOCK         100,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders equity inconformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended December 31, 1999, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Affordable Homes of America, Inc. is a real estate development company in the development stage focusing on building homes for low-income and firsttime home buyers. There are 5,000,000 families in the United States that spend 50% of their income on rent. This does not leave them sufficient funds for buying the basic family needs of medicine, education, decent transportation and the like. Because of Affordable Homes' specialized construction techniques i.e. in-line framing, foam panelized construction and Z Mix construction, the Company believes it will bring the ability to purchase a home within the reach of this 5,000,000 family market and other potential home buyers whose financial resources would not otherwise enable them to purchase a home.

Affordable Homes' has also designed a "'World Home" which is a smaller building, for marketing abroad. Preliminary discussions in South America, Europe and the Philippines have indicated widespread acceptance of the World Home in those areas.

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

Item 5. Other Information

None to report

AFFORDABLE HOMES OF AMERICA, INC.
(A Development Stage Company)
BALANCE SHEET


12/31/99
Unaudited

ASSETS
ASSETS
Cash in Banks                                          192,398
Employee Advances                                       45,600
Other receivables                                        9,000
Advances                                               224,140
Investment joint venture                               800,000
Land and land development costs                      7,676,736
Capitalized interest expense                           487,041

Machinery & equipment - at
Cost, less accumulated
Depreciation of $ -0- and
$47,466 as of Dec 31, 1998
and 1999 respectively                                  108,285

Patents - at cost, less
Accumulated amortization of
$-0- and $39,431 as of Dec
31,1998 and 1999 respectively                          354,882

Goodwill                                               408,197
                                                   -----------
TOTAL ASSETS                                       $10,306,279
                                                   ===========


                      LIABILITIES EQUITY
LIABILITIES
Accounts Payable                                        42,676
Accrued payable                                         22,227
Accrued interest payable                               206,667
Notes payable                                        2,217,937
Loans and advances from
Related parties                                        235,287
Land purchase options                                3,415,000

TOTAL LIABILITIES                                    6,139,844
                                                  ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock classes A
and B ($.001 par value, 5,000,000
shares of each class authorized,
657,144 and 1000,000 of class A and B
issued and outstanding, respectively)                      757
Additional paid-in capital                           4,374,345
Common Stock ($.001) par value 100,000
shares authorized, 63,138,419 shares issued
and outstanding as of December 31, 1999
2,000,000 shares issued and outstanding
as of June 30, 1998)                                    17,549
Deficit accumulated during the development
Stage                                                (226,216)

Total Stockholders' Equity (Deficit)                 4,166,435
                                                  ------------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                $10,306,279
                                                  ============

                   CONSOLIDATED STATEMENTS OF CASH FLOW
               CUMULATIVE FROM INCEPTION TO December 31,1999

CASH FLOWS FROM OPERATIONS ACTIVITIVES                 (226,216)
ADJUSTMENT TO RECONCILE NET LOSS
FROM DEVELOPMENT STAGE OPERATIONS
TO CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization                             15,317
Stock issued for services                                 39,031
(Increase) (decrease) in liabilities:
Accrued expenses                                          22,277
Accrued interest payable                                  20,666
Total Adjustments                                         97,291
                                                    ------------
Net cash (used in) operations                          (128,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equipment acquisitions                                  (57,671)

Net cash (used in)
Investing activities                                    (57,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to and capitalization of
Subsidiaries                                             388,994
Payments of land purchase option                        (10,000)

Net cash from financing activities                       378,978

Net Increase in Cash in Banks                            192,398

Cash in banks - Beginning of period

Cash in banks - End of period                            192,398
                                                    ------------

                          STATEMENT OF OPERATIONS
                    FROM INCEPTION TO December 31, 1999

                                         For the three    Cumulative
                                             month      from Inception
                                        Ended December    to 12/31/99
                                              31,
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


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

AFFORDABLE HOMES OF AMERICA, INC.
Dated:    February 15, 2000        /s/ Merle Ferguson
                                   Merle Ferguson, President,
                                   CEO and Director

Dated:    February 15, 2000        /s/ James E. Pratt
                                   James E. Pratt, Secretary