Form 10QSB
period 2000-03-31
AFFORDABLE HOMES OF AMERICA INC
filed 2000-05-11
CIK 894501

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

for quarterly period ended March 31, 2000

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE OF 1934

for the transition period from     to

Commission File No. 33-55254-18

                      AFFORDABLE HOMES OF AMERICA, INC.
           (exact name of Registrant as Specified in its charter)

NEVADA                                                 86-0853511
(State or other jurisdiction of                        (I.R.S.
 incorporation or organization)             Employer Identification Number)

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

Indicate the number of shares of outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                           Outstanding as of March 31, 2000
----------------------------    -----------------------------
$.001 PAR VALUE COMMON STOCK                   34,238,419
$.001 PAR VALUE CLASS A
        CONVERTIBLE PREFERRED STOCK               657,144
$.001 PAR VALUE CLASS B
        CONVERTIBLE PREFERRED STOCK               100,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders equity inconformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

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

The first acquisition to be developed is the Heartland Homes Estates real estate development project of 136 homes. Bank financing has been arranged for this project which means that when all permits are received by Affordable Homes, construction can begin. In addition, Affordable Homes has applied for a five year loan in the amount of $5,000,000 from Euro Federal NV which is located in Amsterdam.

All of the due diligence and closing procedures required by Euro Federal Bank NV have been completed. The loan is secured by 15,000,000 restricted shares of the Company's common stock. If the loan proceeds for any reason are not received by the Company, the 15,000,000 restricted shares of the Company's common stock will be cancelled. This would reduce the number of outstanding shares of common stock of the Company from 34,238,419 to 19,238,419. The loan is also secured by a Financial Guarantee Bond in the amount of $5,000,000 issued by American Home Assurance Company, a member of American International Group of Companies. In any case, when the loan is completely paid back, the aforesaid 15,000,000 common stock shares will be cancelled.

While the proceeds of the loan are not necessary for the implementation of Affordable Homes building program, the receipt of such funds would greatly accelerate the program.

There can be no assurance that the Company will receive the proceeds of this loan nor can there be any assurance that the Company will be able to complete the construction of the homes and the Ramada Inn on the other properties it acquired.

Item 5. Other Information

The Company issued its common stock pursuant to S-8 Registration Statement dated February 18, 2000 and March 14, 2000 as follows:

             S-8 Registration Statement dated February 18, 2000
                       500,000 shares of common stock

Date Issued         Name of Recipient        Number of Shares
February 25, 2000   First Equity Capital     275,000
                    Corp.
February 25, 2000   CS&S Enterprises, Inc.    38,000
February 25, 2000   James E. Pratt            37,000
February 25, 2000   Dean Martin               50,000
February 25, 2000   Thomas B. Lief            50,000
February 25, 2000   Doug Heitmeier            25,000
February 25, 2000   Consulstar Corp.          25,000
                                      Total  500,000

               S-8 Registration Statement dated March 14, 2000
                       400,000 shares of common stock

Date Issued         Name of Recipient        Number of Shares
March 21, 2000      Susan M. Donohue         100,000
March 21, 2000      CS&S Enterprises, Inc.    50,000
March 21, 2000      James E. Pratt            50,000
March 21, 2000      First Equity Capital      50,000
                    Corp.
March 21, 2000      Dean Martin               50,000
March 21, 2000      Thomas B. Lief            50,000
March 21, 2000      The James Group, Inc.     50,000
                                      Total  400,000

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

The shares issued to Dean Martin, Thomas B. Lief, Doug Heitmeier, Consulstar Corp. and The James Group, Inc. were for services rendered and to be rendered by them.

Susan M. Donohue is an employee and officer of the Corporation. The shares issued to her were for reimbursement of expenses and for dispursements necessarily incurred on behalf of the Company.

Merle Ferguson is the President and CEO of the Corporation. The shares issued to CS&S Enterprises, Inc. were issued for reimbursement of expenses and for dispursements necessarily incurred on behalf of the Company.

AFFORDABLE HOMES OF AMERICA, INC.
(A Development Stage Company)
BALANCE SHEET

                                                      3/31/00
ASSETS
Cash in Banks                                          192,398
Employee Advances                                       45,600
Other receivables                                        9,000
Advances                                               224,140
Investment joint venture                               800,000
Land and land development costs                      7,676,736
Capitalized interest expense                           487,041

Machinery & equipment - at
Cost, less accumulated
Depreciation of $ -0- and
$47,466 as of March 31, 2000                           108,285

Patents - at cost, less
Accumulated amortization of
March 31, 2000                                         354,882

Goodwill                                               408,197
                                                   -----------
TOTAL ASSETS                                       $10,306,279
                                                   ===========

                      LIABILITIES EQUITY
LIABILITIES
Accounts Payable                                        42,676
Accrued payable                                         22,227
Accrued interest payable                               206,667
Notes payable                                        2,217,937
Loans and advances from
Related parties                                        235,287
Land purchase options                                3,415,000

TOTAL LIABILITIES                                    6,139,844
                                                  ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock classes A
and B ($.001 par value, 5,000,000
shares of each class authorized,
657,144 and 1000,000 of class A and B
issued and outstanding, respectively)                      757
Additional paid-in capital                           4,374,345
Common Stock ($.001) par value 100,000
shares authorized, 63,138,419 shares issued
and outstanding as of March 31, 2000
                                                        17,549
Deficit accumulated during the development
Stage                                                (226,216)

Total Stockholders' Equity (Deficit)                 4,166,435
                                                  ------------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                $10,306,279
                                                  ============

                    CONSOLIDATED STATEMENTS OF CASH FLOW
                CUMULATIVE FROM INCEPTION TO March 31, 2000

CASH FLOWS FROM OPERATIONS ACTIVITIVES                 (226,216)
ADJUSTMENT TO RECONCILE NET LOSS
FROM DEVELOPMENT STAGE OPERATIONS
TO CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization                             15,317
Stock issued for services                                 39,031
(Increase) (decrease) in liabilities:
Accrued expenses                                          22,277
Accrued interest payable                                  20,666
Total Adjustments                                         97,291
                                                    ------------
Net cash (used in) operations                          (128,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equipment acquisitions                                  (57,671)

Net cash (used in)
Investing activities                                    (57,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to and capitalization of
Subsidiaries                                             388,994
Payments of land purchase option                        (10,000)

Net cash from financing activities                       378,978

Net Increase in Cash in Banks                            192,398

Cash in banks - Beginning of period

Cash in banks - End of period                            192,398
                                                    ------------

                           STATEMENT OF OPERATIONS
                      FROM INCEPTION TO March 31, 2000

                                            For the three     Cumulative
                                                month       from Inception
                                            Ended June 30     to 3/31/00
                                   1998          1999            2000
Administrative expense               15,000        211,116
                                                                    328,116

Cumulative  (LOSS)                 (15,000)                       (328,116)
                                                 (211,116)

General and
  Administrative expense                             1,900            1,900
NET INCOME (LOSS)                  (15,000)      (209,216)        (326,216)

Net income (loss) per weighted
Average common shares                   .01            .04              .06

Weighted average number of
Common shares used to compute
Net income (loss)                 2,000,000      5,165,202        5,195,819

                      AFFORDABLE HOMES OF AMERICA, INC.
                        (A Development Stage Company)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   Common Stock       Additional
                                 Pas Value $.001       Paid in   Retained
                                                       Capital    Deficit

                                Shares      Amount
Balances at 3/7/86
(Date of Inception)                     0          0           0         0
Issuance of common stock
(restricted) at $.02 per
share
at 4/21/86                      1,000,000      1,000       1,000
Net loss for period                                                (1,950)

Balances at 12/31/86            1,000,000      1,000       1,000   (1,950)
Net loss for year                                                     (10)

Balances at 12/31/87            1,000,000      1,000       1,000   (1,960)
Net loss for year                                                     (10)

Balances at 12/31/88            1,000,000      1,000       1,000   (1,970)
Net loss for year                                                     (10)

Balances at 12/31/89            1,000,000      1,000       1,000   (1,980)
Net loss for year                                                     (10)

Balances at 12/31/90            1,000,000      1,000       1,000   (1,990)
Net loss for year                                                     (10)

Balances at 12/31/91            1,000,000      1,000       1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/92            1,000,000      1,000       1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/93            1,000,000      1,000       1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/94            1,000,000      1,000       1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/95            1,000,000      1,000       1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/96            1,000,000      1,000       1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/97            1,000,000      1,000       1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/98            1,000,000      1,000       1,000   (2,000)
Net loss for year                                                        0

Balances at 12/31/98            1,000,000      1,000       1,000   (2,000)
Net loss for year                                                        0

Balances at 9/30/99            63,138,419     63,138   4,374,345 (209,216)
Net loss for year                                                        0

Balances at 3/31/2000          34,238,419     34,238   4,374,345 (326,216)
Net loss for year                                                        0

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

AFFORDABLE HOMES OF AMERICA, INC.
Dated:    March 31, 2000      Isl Merle Ferguson
                                   Merle Ferguson, President,
                                   CEO and Director

Dated:    March 31, 2000      Isl James E. Pratt
                                   James E. Pratt, Secretary