Form 10KSB
period 2000-06-30
AFFORDABLE HOMES OF AMERICA INC
filed 2000-10-10
CIK 894501

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 205549

                            FORM 10KSB

   [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended June 30, 2000
                                OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] yes []no

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                    Outstanding as of June 30, 2000
$.001 PAR VALUE CLASS A COMMON STOCK                          20,417,379
VALUE Class A Convertible Preferred Stock                        657,144
VALUE Class B Convertible Preferred Stock                        100,000


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

The Company changed its name to Affordable Homes of America, Inc. on March 19, 1999 and obtained a new trading symbol -AHOA. The Company restructured its common stock with a two for one forward split effective March 31, 1999. Affordable Homes of America maintains its principle offices at 4505 W. Hacienda Ave., Unit I-1, Las Vegas, Nevada 89118.

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


All three methods (i) reduce the time and cost needed to construct the average home, and (ii) reduce the amount of wood used in building the average home. Company research has shown that more Americans ages 25 to 45 would prefer to purchase homes rather than rent. To make this option viable, the Company's homes are financed 100% by lending institutions and the monthly payments are comparable to the expense of renting. Additionally, older Americans are more inclined to move into homes that are less expensive, due to their retirement status and reduced monthly income.

The Company is finishing the certification procedures necessary to sell its Z Mix products in the US. Once complete, the Company will begin sales and distribution of its products in US. The Company has been approached by several international entities to establish factories to supply Z Mix for construction.

To date Affordable Homes has made two (2) acquisitions:

(a) On April 28, 1999, Affordable Homes acquired Composite Industries of America Inc. the owner of a patent covering a construction material known as "Z Mix". Z Mix is a cementitious building material and can be used in a two step construction method instead of cement, dry wall or lumber. Affordable Homes believes
Z Mix will enable it to build better quality homes at a lower price than if other products were used.

(b) On June 28, 1999 Affordable Homes also acquired Big Mountain Construction Company which holds the exclusive right to build all the houses for the Heartland Homes development. The development is planned for the construction of 136 homes, each on an individual site.


Composite Industries of America, Inc. The acquisition of Composite Industries of America, Inc. was accomplished by exchanging one share of Affordable's common stock for two shares of Composite's common stock. All stock issued by Affordable pursuant to this acquisition is restricted. Affordable the surviving entity, owns the patents formerly owned by Composite. The patents cover a construction material call "Z Mix". Z Mix is a building material lighter than cement that can be used in home construction instead of cement, lumber or dry wall. The patented construction material is a lightweight cementitious insulating mixture with a high compression strength and thermal resistance values up to 30 to 40 times that of standard concrete. It is fire proof, insect proof, has excellent acoustical properties and is easy to clean up. Z Mix can be used for wall and roof panels and can easily by pumped for walls and floors. Z Mix makes a well insulated cost effective floor that has a slight give to it. Z Mix is excellent for gymnasium floors. This material is used for residential, light commercial and agricultural building. The composition has the unique property of being able to absorb contaminated or hazardous materials, especially petroleum based contaminants and is especially useful in cleaning up and controlling contaminants in underground storage tanks, especially in abandoned or closed service stations.


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

Big Mountain Construction Company, Inc. The Company acquired Big Mountain Construction Company, Inc. for $500,000 paid in restrictive common stock in the amount of 215,983 shares. Big Mountain maintains a general contractor license and has the exclusive right to build out 136 homes for Heartland Homes Estates, an affordable housing project near Tacoma, Washington. Big Mountain's master appraisals are generally $10,000 - $12,000 higher than the selling price. This allows Big Mountain to feature 100% financing for their buyers, including VA and FHA programs. This feature will give Affordable Homes the ability to qualify more homebuyers and close more loans than their competition. Big Mountain Construction has had a presence in the entry-level and one step-up housing market for over 20 years in the State of Washington.

The Company's business is not seasonal although during some snow storms on site construction generally does not take place unless indoors.
The Company uses no special raw materials and the materials it does use are available from numerous suppliers throughout the United States.
The Company is not computer dependent and does not anticipate any Y-2K problems any time prior to the year 2000.

Affordable Homes of America, Inc. has signed, or will sign, Joint Venture Agreements or strategic alliance agreements with the following companies:

(a) Tristar USA of LA, Inc. and Affordable Homes signed a five-year Joint Venture Agreement on June 22, 2000. Tristar will act as the construction company and Affordable Homes will supply its proprietary
Z MIX material for building affordable housing in Developing Nations, particularly in Nigeria.

(b) AL NASR Trading & Industrial Corporation L.L.C. and Affordable Homes signed a three-year Joint Venture Agreement with a 25-year optional extension, on August 17, 2000. AL NASR is to provide a proposal for the establishment of a manufacturing plant for Z MIX in a Middle Eastern country and a working plan for at least four other countries in the Middle Eastern / Northern Africa area. Affordable Homes will provide its patented Z MIX material and its technical expertise in building affordable housing.


(c) Quadrant Resources Corporation and Affordable Homes signed a strategic alliance agreement for the purpose of expanding the sale of Affordable Homes' patented Z MIX material for home building and manufactured products. Quadrant will bring to the Company funded transactions, saving time and money in the International Sales market.




ITEM 2  PROPERTIES

The Company owns no properties.  The Company leases its offices located at
4505 W. Hacienda Ave.  Unit I-1, Las Vegas, Nevada 89118   at an annual
rent of $7,680.00.  The property is leased on a month-to-month agreement.

ITEM 3  LEGAL PROCEEDINGS

There is no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to Affordable Homes of America, Inc. at the present time.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company security holders for a vote during the fiscal year ending June 30, 2000.

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's common stock is trading on the NASD Over-the-Counter Bulletin Board under the symbol "AHOA". The stock has traded between $3.125 per share and $0.25 per share. There are approximately 1259 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future



ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, including the corresponding footnotes, which is included within this report. The following discussion contains certain forward-looking statements within the meaning of Securities Act of 1933 as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to those set forth below and the risk factors described in the Company's other filings with the Securities and Exchange Commission.

Affordable Homes of America, Inc, is a homebuilding and development co mpan in the development stage focusing on building for low-income and first-time homebuyers. The Company has and will continue to develop new building techniques and patented products that significantly reduce the overall cost and time, while maintaining or increasing the quality and integrity of new home construction. The Company's plan is to develop and build its World Home for sale outside the United States in developing nations where there is an immediate need for permanent affordable shelter. The patented Z MIX material used in the World Home provides protection from the elements; hurricanes, earthquakes, as well as being fireproof.

Affordable Homes' immediate focus is to enter into licensing and/or joint Venture affiliations in which it will supply its proprietary, patent-protected Z MIX material to established companies for use outside the Unted States in home construction and other applications such as railroad ties, utility poles and environmental remediation. The Company believes this approach to be the fastest route for the penetration into the global marketplace.

The Company projects that the revenues received from licensing Z MIX technology will be recognized by the Company without incurring the usual development and labor expenses associated construction projects.

Results of Operations

Year ended June 30, 1999 vs. June 30, 2000

Revenues. Affordable Homes of America, Inc. is presently a development stage company. Accordingly, the Company has no revenues for the year ended June 30, 2000. The Company has signed several joint ventures and agreements and projects significant revenues for the next fiscal year.

Operation Expenses. Operating expenses are comprised of General and Administrative Expenses which consists primarily of amortization of patent expense, professional fees, product development expense and office expense. Amortization expense amounted to $173,750 and $1,042,500 during the years ended June 30, 1999 and June 30, 2000 respectively. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date, April 28, 1999).

Operating expenses increased from $1,746,567 for the twelve months ended to $3,447,186 for the twelve months ended June 30, 2000. The increase in operating expenses was primarily due to amortization expense of $1,042,500 and professional fees which increased from $1,474,736 for the twelve months ended June 30, 1999 to $2,158,414 for the twelve months ended June 30, 2000.

Net Loss. As a result, our net loss increased from $1,190,329 for the twelve months ended June 30, 1999 to $3,105,360 for the twelve months ended June 30, 2000.


Liquidity and Capital Resources

Affordable is currently a development stage company, however management prjects that during the next twelve months revenue derived from one or more of the signed joint ventures, or the proceeds from a private place-ment which is under negotiations should be sufficient to finance the Company's working capital and capital expenditures.

Although Affordable believes that the revenues projected over the next twelve months will be significant, we are presently in negotiations for a private placement for immediate funds. The Company is confident that with its product and technology, signed joint ventures and stronger balance sheet, that it will successfully complete a private placement. In the event that Affordable does not secure additional financing, the company has made provisions for working capital, for the next twelve months.

ITEM 6A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market risk sensitive instruments or market risk exposures.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Table of Contents

                                                               PAGE

Report of Independent Auditors                                 F-1

Consolidated Balance Sheets as of June 30, 1999 and 2000       F-2-3

Consolidated Statements of Operations During the Development
  Stage for the years ended June 30, 1999 and 2000 and
  Cumulative from February 10, 1997 (Inception)                F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended June 30, 1999 and 2000 and Cumulative
  from February 10, 1997 (Inception)                           F-5-7

Consolidated Statements of Cash Flows During the Development
   Stage for the years ended June 30, 1999 and 2000 and
   Cumulative from February 10, 1997 (Inception)               F-8-12

Notes to the Consolidated Financial Statements


     AFFORDABLE HOMES OF AMERICA, INC. AND SUBSIDIARIES
               (a development stage company)

             CONSOLIDATED FINANCIAL STATEMENTS
                           and
               REPORT OF INDEPENDENT AUDITORS

         FROM FEBRUARY 10, 1997 (DATE OF INCEPTION)
                 TO JUNE 30, 1999 and 2000

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Affordable Homes of America, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Afford ableHomes of America, Inc. and subsidiaries (a development stage company) as of June 30, 1999 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1999 and 2000 and for the period from February 10, 1997 (inception), to June 30, 2000. These financial statements are the res-ponsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial state-ments are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles usd and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Affordable Homes of America, Inc. and subsidiaries as of June 30, 1999 and 2000 and the results of their operations and their cash flows for the years then ended and from February 10, 1997 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

Garden City, New York
September 20, 2000

                AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS

JUNE 30, 1999 and 2000


ASSETS
                                                              1999                 2000
Cash                                                   $   192,398        $      18,516
Employee advances                                           45,600               67,423
Other receivables                                            9,000                    -
Advances to Omega International, Inc.                      224,140                    -
Investment in joint venture                                800,000                    -
Land and land development costs                          7,676,736              449,206
Capitalized interest expense                               487,041               44,059
Other assets                                                     -               80,060
Deferred tax asset                                         496,638            2,262,655
Machinery & equipment - at cost, less
         accumulated depreciation of $47,466
         in 1999 and $73,226 in 2000                       108,285               95,968

Patent - at cost, less accumulated amortization
         of $173,750 in 1999 and $ 1,216,250 in 2000,   17,024,349           15,981,849

Goodwill - net of accumulated amortization of
         $ -0- in 1999 and $20,410 in 2000                 408,197              387,787

         TOTAL ASSETS                                  $27,472,384          $19,387,523


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                         (a development stage company)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 1999 and 2000


LIABILITIES AND STOCKHOLDERS' EQUITY                             1999                 2000
LIABILITIES
         Accounts payable                                    $    42,676          $    55,024
         Accrued expenses                                        380,409              195,360
         Accrued interest payable                                206,667                -
         Notes payable                                         2,217,937              310,774
         Loans and advances from related parties                 235,287              281,434
         Auto loan                                                 -                   12,720
         Deferred tax liability                                5,655,587            5,309,385
         Land purchase options                                 3,415,000                 -

         TOTAL LIABILITIES                                   $12,153,563          $ 6,164,697

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS' EQUITY
         Convertible preferred stock class A, (5,000,000 shares
         authorized; 657,144 shares issued and outstanding
         in 1999 and 428,572 shares outstanding in 2000)        2,311,086          1,511,086
         Convertible preferred stock class B, (5,000,000 shares
          authorized; 100,000 shares issued and outstanding
         in 1999 and -0- shares outstanding in 2000)              550,000              -
         Common stock ($.001 par value, 100,000,000
         shares authorized, 17,549,402 shares issued
         and outstanding as of June 30, 1999;  20,417,379
         shares issued and outstanding as of June 30, 2000)        17,549             20,417
         Additional paid-in capital                            13,647,515         16,195,761
         Officer loan receivable                                        -           (191,749)
         Deficit accumulated during the development stage      (1,207,329)        (4,312,689)

         Total Stockholders' Equity                            15,318,821         13,222,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $27,472,384        $19,387,523


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                        AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                                   (a development stage company)

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                  DURING THE DEVELOPMENT STAGE

                            FOR THE YEARS ENDED JUNE 30, 1999 and 2000
                         AND CUMULATIVE FROM FEBRUARY 10, 1997 (INCEPTION)

                                                                                  Cumulative from
                                                                                   Inception to
                                              1999                   2000          June 30, 2000
         General and
         Administrative expenses         $  1,746,567          $  3,447,186        $ 5,210,753

         (Loss) from operations            (1,746,567)           (3,447,186)        (5,210,753)

         Other income and expense
         Interest and other income              4,750                 4,453              9,203
         (Loss) on forgiveness of debt            -                (136,814)          (136,814)
         Interest (expense)                       -                 (33,866)           (33,866)
         (Loss) on abandonment of land
          and improvements                        -              (1,604,166)        (1,604,166)
         (Loss) on disposition
           of equipment                        (2,850)                -                 (2,850)

  Total other income and (expense)              1,900             (1,770,393)        (1,768,493)

  Net (loss) before income taxes           (1,744,667)            (5,217,579)        (6,979,246)

  Benefit for income taxes                    554,338              2,112,219          2,666,557

          Net (loss)                      $(1,190,329)           $(3,105,360)       $(4,312,689)


Net (loss) per common share                     $(.23)                 $(.16)             $(.36)


Weighted average number of
 shares outstanding                         5,165,202             18,825,400         11,995,301


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                          (a development stage company)
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED JUNE 30, 1999 AND CUMULATIVE
                       FROM FEBRUARY 10, 1997 (INCEPTION)


                              Common            Convertible       Convertible
                               Stock             Preferred         Preferred
                          .001 Par   Value         Stock A           Stock B
                           Shares    Amount    Shares  Amount    Shares  Amount
                          ------------------   --------------    --------------
Initial issuance of
common stock as
restated to account
for the 2 for 1 stock
split dated March 19,
1999                      2,000,000  $ 2,000      $ -                 $ -

Net loss during the
development stage
through June 30, 1998

Issuance of common
stock in exchange for
100% of the common
stock of Affordable-
Nevada on March 17,
1999              	  4,000,000    4,000

Issuance of common
stock to founders on
March 18, 1999              250,000      250

Common stock split
on a 2 for 1 basis
on March 19, 1999         4,000,000    4,000

Issuance of convert-
ible preferred A stock
for acquisition of 100%
of the common stock of
Kampen and Associates,
Inc. on April 14, 1999                       428,572 $1,511,086

Issuance of common stock
for the acquisition Com-
posite Industries, Inc.
on April 28, 1999         6,514,270    6,514

Issuance of Preferred B
convertible stock in the
acquisition of M.P. Hall
Enterprises, Inc. on
April 27, 1999                                                  100,000 $550,000

Issuance of restricted
common stock in the
acquisition of Big
Mountain Construction
Company, Inc. on June
28, 1999        	    215,983      216

Issuance of preferred
A stock in the acqui-
sition of 100% of the
common stock of Realty
Center, Inc. and a 25%
interest in  the Heart-
land Homes Joint
Venture on June 28, 	                     228,572   $800,000
1999

Issuance of common
stock for services
rendered and other
consulting services         569,149      569

Net loss during the
development stage for
the year ended June 30,
1999

Closing balance 	 ----------   ------ -------  --------- -------  -------
June 30, 1999         	 17,549,402  $17,549 657,144 $2,311,086 100,000 $550,000
                         ==========   ====== =======  ========= =======  =======

                AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                          (a development stage company)
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED JUNE 30, 1999 AND CUMULATIVE
                  FROM FEBRUARY 10, 1997 (INCEPTION) (continued)

                                            Deficit
                                          Accumulated
                           Additional     during the        Total
                             Paid-in       Development   Stockholders'
                            Capital          Stage          Equity
                           ----------     -----------    ------------
Initial issuance of
common stock as
restated to account
for the 2 for 1 stock 	     $ -              $ -         $ 2,000
split dated March 19,
1999
			                   (17,000)       (17,000)
Net loss during the
development stage
through June 30, 1998

Issuance of common
stock in exchange for
100% of the common
stock of Affordable-
Nevada on March 17,
1999              	       (4,000)

Issuance of common
stock to founders on
March 18, 1999           	 (250)

Common stock split
on a 2 for 1 basis
on March 19, 1999        	(4,000)

Issuance of convert-
ible preferred A stock
for acquisition of 100%
of the common stock of
Kampen and Associates,
Inc. on April 14, 1999                                  1,511,086

Issuance of common stock
for the acquisition Com-
posite Industries, Inc.
on April 28, 1999           11,792,399                 11,798,913

Issuance of Preferred B
convertible stock in the
acquisition of M.P. Hall
Enterprises, Inc. on
April 27, 1999                                            550,000

Issuance of restricted
common stock in the
acquisition of Big
Mountain Construction
Company, Inc. on June
28, 1999        	      524,904			  525,120

Issuance of preferred
A stock in the acqui-
sition of 100% of the
common stock of Realty
Center, Inc. and a 25%
interest in  the Heart-
land Homes Joint
Venture on June 28, 	 			          800,000
1999

Issuance of common
stock for services
rendered and other
consulting services         1,338,462                   1,339,031

Net loss during the
development stage for
the year ended June 30,
1999
              	                         (1,190,329)   (1,190,329)
Closing balance 	   ----------     ---------    ----------
June 30, 1999         	  $13,647,515   $(1,207,329)  $15,318,821
                           ==========     =========    ==========

The accompanying notes are an integral part of these statements.

                    AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                              (a development stage company)
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED JUNE 30, 2000


                            Common               Convertible         Convertible
                             Stock                Preferred           Preferred
                        .001 Par Value             Stock A             Stock B
                        Shares   Amount        Shares   Amount     Shares   Amount
Opening balance -    --------------------   --------------------  -----------------
July 1, 1999         17,549,402   $17,549    657,144  $2,311,086  100,000  $550,000

Rescission of
Preferred
A convertible
stock to reverse
the acquisition
of 100% of the
common stock of
Realty Center,
Inc. and a 25%
interest in the
Heartland Homes
Joint Venture                               (228,572)   (800,000)

Rescission of
Preferred B
convertible
stock to reverse
the acquisition
of 100% of the
common stock of
M.P. Hall
Enterprises,
Inc.			                                          (100,000) (550,000)

Issuance of
common stock
for legal and
consulting
services
rendered    	       2,105,458     2,106

Common stock
issued for
equipment
on May 25,
2000                     135,008       135

Common stock
issued in
connection
with investment
banking services         300,000       300

Officer loan
receivable               327,511       327

Net loss during
the development
stage for the
year ended June
30, 2000

Closing balance
June 30, 2000        -----------   -------    -------- ----------    -------  -------
                    $ 20,417,379   $20,417    428,572  $1,511,086   $  -      $   -
                     ===========   =======    ======== ==========    =======  =======

The accompanying notes are an integral part of these statements.

                    AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                              (a development stage company)
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2000 (continued)

                                                Deficit
                                              Accumulated
                    Additional                 During the      Total
                      Paid-in     Officer     Development  Stockholders'
                      Capital      Loans         Stage        Equity
Opening balance -   -----------   -------     ------------  -----------
July 1, 1999        $13,647,515     -       $( 1,207,329)   $15,318,821

Rescission of
Preferred
A convertible
stock to reverse
the acquisition
of 100% of the
common stock of
Realty Center,
Inc. and a 25%
interest in the
Heartland Homes
Joint Venture                                                 (800,000)

Rescission of
Preferred B
convertible
stock to reverse
the acquisition
of 100% of the
common stock of
M.P. Hall
Enterprises,
Inc.			                                      (550,000)

Issuance of
common stock
for legal and
consulting
services
rendered    	       1,959,199                             1,961,305

Common stock
issued for
equipment
on May 25,
2000                      79,925                                80,060

Common stock
issued in
connection
with investment
banking services         317,700                               318,000

Officer loan
receivable               191,422   (191,749)                        -

Net loss during
the development
stage for the
year ended June
30, 2000                                      (3,105,360)   (3,105,360)

Closing balance
June 30, 2000         ----------   --------    ---------    ----------
                     $16,195,761  $(191,749) $(4,312,689)  $13,222,826
                      ==========   ========    =========    ==========

                  AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED JUNE 30, 1999 AND 2000 AND
                     CUMULATIVE FROM FEBRUARY 10, 1997 (Inception)



                                                                          Cumulative from
                                                                            inception to
                                            1999             2000           June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) from
 development stage operations            $(1,190,329)     $(3,105,360)      $(4,312,689)

ADJUSTMENTS TO RECONCILE NET LOSS
FROM DEVELOPMENT STAGE OPERATIONS
TO CASH USED IN OPERATING ACTIVITIES

Depreciation and amortization                149,636        1,096,145         1,245,781
Benefit of deferred tax liability            (57,700)        (346,202)         (403,902)
Stock issued for services and equipment    1,339,031        2,041,365         3,880,396
Loss on abandonment of land
    and improvements                            -           1,561,972         1,567,972

(Increase) decrease in assets:
Employee advances                            (45,600)         (21,823)          (67,423)
 Other receivables                            (9,000)           9,000               -
 Deferred tax asset                         (496,638)      (1,766,017)       (2,262,655)
Capitalized interest                        (131,083)         442,982           311,899

Increase (decrease) in liabilities:
 Accounts payable                             42,676           12,348            55,024
 Accrued expenses                            108,409           71,951           195,360
 Accrued interest payable                    206,667         (206,667)              -
Total Adjustments                          1,106,398        2,901,054         4,022,452
Net cash provided by (used in) operations    (83,931)        (204,306)         (290,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment acquisitions                       (21,865)            (723)          (22,588)

Net cash (used in) investing activities      (21,865)            (723)          (22,588)

         Subtotal                           (105,796)         (205,029)        (312,825)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                  AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                           (a development stage company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    FOR THE YEARS ENDED JUNE 30, 1999 AND 2000 AND
                     CUMULATIVE FROM FEBRUARY 10, 1997 (Inception)

                                                                       Cumulative from
                                                                         Inception to
                                            1999            2000         June 30, 2000

         Subtotal                          (105,796)     (205,029)         (312,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued                           -               -               2,000
Advances from related parties               308,194        46,147           354,341
Payments towards land purchase option      (10,000)       (15,000)          (25,000)

Net cash from financing activities          298,194        31,147           331,341

Net Increase (decrease) in Cash             192,398      (173,882)           18,516

Cash - Beginning of period                     -          192,398               -

Cash  - End of period                      $192,398       $18,516           $18,516

Supplemental Disclosure of cash
flow information:

 Cash Paid During the Year for:
          Interest expense                   $ -          $33,886           $33,886

          Income taxes                       $ -            $ -               $ -


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                  AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                     FOR THE YEARS ENDED JUNE 30, 1999 AND 2000 AND
                      CUMULATIVE FROM FEBRUARY 10, 1997 (Inception)
                     NON-CASH INVESTING AND FINANCING TRANSACTIONS


On April 14, 1999, Affordable issued 428,572 shares of Class A Convertible Preferred Stock valued at $1,511,086 to acquire Kampen and Associates, Inc. The assets and liabilities were ultimately written off during the fiscal 2000 year. See Note 3.

         Fair value of assets acquired         $ 6,668,676
         Goodwill recognized                        -
         Liabilities assumed                     5,157,590
         Cash paid         -
         Value of preferred stock issued         1,511,086


On April 28, 1999, Affordable issued 6,514,270 shares of common stock to the shareholders of Composite in exchange for 100% of the common stock of Composite.

         Fair value of assets acquired         $ 18,367,297
         Goodwill recognized                          -
         Liabilities assumed                      5,970,287
         Cash paid                                    -
         Net Value of Acquisition                12,397,010


On April 27,1999, Affordable issued 100,000 shares of Preferred class B convertible stock to the shareholders of M.P. Hall Enterprises, Inc. in exchange for 100% of M.P. Hall's common stock valued at $550,000.
The acquisition was subsequently rescinded during the fiscal 2000 year.

         Fair value of assets acquired         $ 885,252
         Goodwill recognized                        -
         Liabilities assumed                     335,252
         Cash paid                                  -
         Value of preferred stock issued         550,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

On May 24, 1999, the company issued 550,000 shares of Common Stock for services rendered to the company valued at $1,293,979.

On June 23, 1999, the company issued 19,149 shares of Common Stock for consulting services rendered to the company valued at $45,052.

On June 28, 1999, the company issued 215,983 of restricted Common Stock valued at $2.43 per share to acquire Big Mountain Construction
Company, Inc. valued at $525,120

         Fair value of assets acquired         $ 638,881
         Goodwill recognized                     408,197
         Liabilities assumed                     521,958
         Cash paid                                  -
         Value of common stock issued            525,120


On June 28, 1999, Affordable purchased 100% of the Common Stock of Realty Center, Inc. for 228,572 shares of Preferred Class A Stock valued at $3.50 per share ($800,000). The purchase was subsequently rescinded during the fiscal 2000 year.

         Fair value of assets acquired         $ 800,000
         Goodwill recognized                       -
         Liabilities assumed                       -
         Cash paid                                 -
         Value of common stock issued            800,000

On July 21, 1999, Affordable issued 300,000 shares of common stock valued at $318,000 in connection with investment banking services


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

On May 25, 2000 Affordable issued 135,008 shares of common stock valued at $80,060 to purchase certain construction equipment.

During the year ended June 30, 2000, Affordable issued 2,105,458 shares of common stock valued at $1,961,305 to various individuals for legal and consulting services performed.

Affordable issued 327,511 shares of common stock issued to an officer valued at $191,749 for which payment was not received by June 30, 2000. Accordingly the officer loan receivable is reflected as an offset to stockholders' equity in the accompanying financial statements.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                          (a development stage company)
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1999 and 2000

NOTE 1 - General and Summary of Significant Accounting Policies

(A)         - Nature of Business

Affordable Homes of America, Inc. (Affordable-Nevada), was incorporated under the laws of the state of Nevada on February 10, 1997. On March
17, 1999, Affordable-Nevada was merged into Kowtow, Inc., a non-operating public shell corporation, through exchange of 80% of the issued and outstanding shares of Kowtow's common stock for 100% of the outstanding common stock of Affordable. Kowtow, a Utah corporation, was incorporated on March 7, 1986. Kowtow's legal name was changed to Affordable Homes of America, Inc., (Affordable). The acquisition is considered to be a capital transaction, in substance equivalent to the issuance of stock by Affordable-Nevada for the net monetary assets of Kowtow, accompanied by a re-capitalization of Affordable. Common stock and additional paid-in capital have been restated to reflect the re-capitalization for all periods presented.

Affordable is a development stage company primarily in the business of land development and the construction of residential houses. In addition, on April 28, 1999, Composite Industries, Inc. (Composite) was acquired by and merged into Affordable. Composite, also a development stage company, was in the process of developing and commercializing a compound to be used
in the construction process referred to as Z-MIX.   See Note 2.

As of June 30, 2000, Affordable's operations include its wholly owned subsidiary Big Mountain Construction Company, Inc. which company is a general building contractor. In 1999, the company's operations also included Kampen and Associates, Inc., M.P. Hall Enterprises, Inc. and Realty Center, Inc. Operations for those three subsidiaries terminated during the year with the preferred stock issued to M.P. Hall and Realty Center, Inc. rescinded during the fiscal year 2000.

Affordable's corporate headquarters are located in Las Vegas, Nevada.

(B)         - Consolidated Net (Loss) per Common Share

Consolidated net (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic loss per share for the period from inception to June 30, 1999 and 2000 as there were no stock options, warrants, or other common stock equivalents outstanding during this period.

(C)         - Cash and Cash Equivalents

Affordable considers all highly liquid debt instruments purchased with maturities of 90 days or less to be cash equivalents for financial statement purposes.

(D)         - Income Taxes

Income taxes are provided or a benefit is accrued on all revenue and expense items included in the consolidated statements of operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.

(E)         - Depreciation

Affordable depreciates equipment, vehicles and machinery on a straight-line basis over five to seven years for financial reporting purposes.

(F)         - Patents

Affordable amortizes its patent rights from the date of acquisition on a straight-line basis over its remaining life of 16 years and 3 months.

(G)   - Use of Estimates

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

(H)         - Basis of Presentation

The accompanying consolidated balance sheets and related consolidated statments of operations during the development stage, stockholders' equity and cash flows includes the accounts of Affordable Homes of America, Inc., Kampen and Associates, Inc., Big Mountain Construction Company, Inc., Realty Center, Inc., M.P. Hall Enterprises, Inc. and Composite Industries of America, Inc. as of June 30, 1999 and 2000 and for the periods from their dates of combination to June 30, 1999. For the year ended June 30, 2000, the operations included Kampen and Associates, Inc., Big Mountain Construction Company, Inc. Significant inter-company transactions or balaces as of and for the periods ended June 30, 1999 and 2000 have been eliminated.

Note 2 - Patent

Acquisition

On April 28, 1999 Affordable acquired 100% of the common stock of Composite Industries of America, Inc. for 6,514,270 shares of Common Stock of Affordable valued at $2.73 per share or $17,769,200. Composite Industries of America, Inc.'s most significant asset was a patent covering the construction material "Z-MIX". Z-MIX is a cementitious building material that can be used in a two-step construction method instead of cement, drywall or lumber. Affordable believes Z-MIX will enable it to build a better quality home at a lower price than if other building products were used. Management assigned a net value of $17,198,099 to the patent based upon the fair market value (the average of the closing stock prices of Affordable's common stock two days prior to and two days after the acquisition date) of Affordable's common stock
issued to acquire Composite.   The gross value resulting from the
application of the average fair market value less the value of all other assets acquired was discounted by 25% in recognition of the restricted nature of the stock issued as well as the fact that the common stock was thinly traded during the period encompassing the acquisition date.

On June 12, 2000, Affordable signed a joint venture agreement with a major construction contractor to build homes in third world countries utilizing Z-MIX, with gross revenues projected to be in excess of $250,000,000. Management believes that it is appropriate to continue to carry the cost of the patent at June 30, 2000 because the signing of the long-term contract demonstrates the patent's immediate commercial viability. Furthermore, management believes that the expected future profits and cash flows will support the carrying value of the patent.
The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date). Amortization expense amounted to $173,750 and $1,042,500 during the years ended June 30, 1999 and 2000 respectively.

Restatement of Prior Year's Financial Statement

During the fiscal year ended June 30, 1999, Affordable originally recorded the patent at the accumulated out-of-pocket costs incurred by Composite to secure the patent ($394,313). That cost basis was subsequently deemed to be incorrect as there was crucial information about the legal form of the transaction that was not presented until the current year and which mandated a different accounting treatment. Specifically, it was originally reported that Composite Industries merged into Affordable and the trans-action was recorded similar to a pooling of interests. In fact, Affordable acquired Composite by issuing 6,514,270 shares of its stock to acquire all o the shares of Composite Industries and then merged. The resultant fair market value assigned to the patent was 17,198,099 and a corresponding deferred tax liability of $5,713,287 was recorded. Management believes that in light of the new information and the resultant accounting ramifications that a correction is required to the financial statemens for the year ended June 30, 1999. For accounting purposes, the upward adjustment of the carrying value of the patent is being reflected as a restatement of financial statements as of June 30, 1999 and 2000 and for the years then ended. The net increase in the acquisition value of the patent was recorded as an increase to paid-in capital net of deferred tax liabilities and amortization expense for 1999 was increased by $134,319 as a result of the higher cost basis.

Note 3 - Acquisition of Subsidiaries

Kampen and Associates, Inc. - Effective April 14, 1999, Affordable purchased 100% of the common stock of Kampen and Associates, Inc. for 428,572 convertible Class A preferred shares of Affordable valued at $3.53 per share for a total purchase price of $1,511,086. The cost basis of the net assets acquired was increased by $1,511,086 to reflect the purchase price of the company. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the trans-action. The inability of Affordable to maintain current payments for the land purchase options caused Affordable to abandon its entire investment in Kampen during the fiscal year ended June 30, 2000.

Abandonment of Land Purchase and Options

The assets acquired were primarily comprised of an agreement to purchase land and improvements that was financed through an option payment agreement. On May 21, 1999, Kampen was served with a notice of foreclosure as a con-
sequence of its default on the related obligation   As a result of this
action by the creditors, Kampen filed for protection under the provisions of Chapter 11 of U.S. Bankruptcy Code on June 24, 1999. On January 14, 2000, The U.S. Bankruptcy Court required a foreclosure on the property and caused Affordable to abandon its investment and the related debts. The total cost of the land, land improvements and capitalized interest amounted to $6,793,107. Total debt, including the loan from Cascade Land Depository, accrued interest and the options, amounted to $5,188,941. As a result, a net loss was incurred amounting to $1,604,166 and is included in other income and expense for the year ended June 30, 2000.

Composite Industries, Inc. - Composite Industries was acquired by Affordabe under an agreement dated April 28, 1999 and immediately merged into Affordable. The agreement called for the conversion of 100% of the issued and outstanding shares of Composite in exchange for Affordable common stock at therate of two shares of Composite for each share of Affordable. As of the effective date, there were 13,028,539 common shares Composite out-standing. The acquisition was treated as a purchase for financial reporting purposes.

M.P. Hall Enterprises, Inc. - On April 27, 1999, Affordable acquired 100% of M.P. Hall's common stock in exchange for 100,000 shares of preferred B stock for a total purchase price of $550,000. M.P. Hall's assets consisted of land and development costs incurred to build a motel in Washington State. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction. Affordable rescinded the transaction during the year ended June 30, 2000.

Big Mountain Construction Company, Inc. - Effective June 28, 1999, Affordable purchased 100% of the common and preferred stock of Big Mountain Construction Company, Inc. for 215,983 restrictive common shares of Affordable valued at $2.43 per share for a total purchase price of $525,120. The acquisition was treated as a purchase for financial reporting purposes. Goodwill in the amount of $408,197 was recognized in the transaction. Goodwill is amortized on the straight-line basis over twenty years commencing July 1, 1999.

Realty Center, Inc. - Effective June 28, 1999, Affordable purchased 100% of the common stock of Realty Center, Inc. for 114,286 convertible Class A preferred shares of Affordable valued at $3.50 per share for a total purchase price of $400,000. Realty Center's assets consisted of a 25% joint venture interest in a real estate development project known as Heartland Homes. Further, Affordable acquired an additional 25% interest in Heartland Homes directly by issuing an additional 114,286 shares of convertible Class A pre-ferred stock. Immediately after Affordable's acquisition of Realty Center, Affordable transferred it's 25% interest in Heartland into Realty Center.
The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction. When the anticipated financing from Euro Federal Bank, NV failed to materialize, (see Note 15) Affordable decided that it was in the best interest of all parties to rescind the transaction during the year ended June 30, 2000.

Allocation of the purchase price for each of the transactions follows:

                     Kampen and         Composite          M.P. Hall        Big Mountain       Realty          Total
                      Associates,       Industries        Enterprises       Construction       Center           all
                       Inc.                Inc.               Inc.          Company, Inc.       Inc.         Companies
Assets
Cash                   $ -               $296,662         $ -                  $ 9,858            $ -          $306,520
Employee and
other advances           -                234,133           -                   54,600              -           288,733
Land, development
and  capitalized
interest costs         6,668,676                           885,252              516,703             -          8,070,631
Equipment (net)           -                 40,306           -                   57,720             -             98,026
Patent                17,198,099              -              -                     -                _         17,198,099
Investment in
Joint Venture              -                  -              -                  800,000         800,000
Goodwill                   -                  -            408,197                  -           408,197

Total                $ 6,668,676         $17,769,200      $885,252           $1,047,078        $800,000      $27,170,206


Liabilities Assumed
         and Equity
Liabilities assumed  $ 5,157,590         $ 5,970,287       $335,252            $521,958         $ -         $ 11,985,087

Convertible
 Preferred Stock       1,511,086               -            550,000               -           800,000          2,861,086
Common Stock                -                 6,514             -                 216             -                6,730
Additional paid-
 in capital                 -             11,792,399            -               524,904           -           12,317,303

Total                $ 6,668,676         $17,769,200        $ 885,252        $1,047,078      $800,000        $27,170,206


                      AFFORDABLE HOMES OF AMERICA, INC.
                        (A Development Stage Company)
         Pro-forma Statements of Operations and Deficit Accumulated as if the Acquisitions occurred on July 1, 1997

                           Cumulative
                         from Inception
                       (February 10, 1997)             June 30               June 30
                         to June 30, 1999               1998                  1999

Revenues:
 Interest income          $ 24,595                      $ 3,142               $21,453

Expenses:
 Research and
  development costs         14,460                          -                  14,460
 General and
  administrative         1,979,479                      277,423             1,702,056
 Depreciation and
  amortization             265,728                       70,870               194,858
 Loss on disposition
  of equipment               2,850                          -                   2,850

    Total expenses       2,262,517                      348,293            1,914,224

Net (loss) before
 income tax benefit     (2,237,922)                    (345,151)          (1,892,771)

Income tax benefit         554,338                          -                554,338

Net (loss)              $(1,683,584)                  $(345,151)         $(1,338,433)

(Loss) per common share     $(.47)                        $(.17)               $(.26)

Weighted average shares   3,582,601                   2,000,000            5,165,202


                 AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                           (a development stage company)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 2000

Note 4  Advances to Omega International, Inc.

Affordable, through Composite Industries, Inc., had from time to time advanced funds to Omega International, Inc., an unrelated company, in the business of developing products for the construction industry. Composite advanced the funds totaling $224,140 through June 30, 1999 in an effort to assist Omega in further developing its products. The notes were unsecured, due upon demand, and bear interest at 8% per annum. Interest income was recorded by Affordable from the date of acquisition of Composite (April 28, 1999) to June 30, 1999 in the amount of $3,436. During the fiscal year ended June 30, 2000, Omega filed for Bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code and accordingly, management concluded that the advances are not collectible and were written off. For financial statement purposes, the expense is included under the caption (loss) on forgiveness of debt.


Note 5 Machinery and Equipment

Machinery and equipment consists of the following as of June 30:

                                   1999               2000

         Machinery                $ 84,640         $  84,640
         Office equipment           10,607            17,982
         Furniture and fixtures      3,032             3,032
         Vehicles                   57,472            63,540
                                  ----------        ----------
                                   155,751           169,194
         Less Accumulated
          depreciation             (47,466)          (73,226)

                    Total        $ 108,285         $  95,968

Depreciation expense was incurred in the amount of $7,106 and $33,235 for the years ended June 30, 1999 and 2000 respectively, and is included in general and administrative expense.

             AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                      (a development stage company)

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1999 and 2000

NOTE 6 - Income Taxes

Affordable accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). At June 30, 1999 and 2000 the income tax (benefit) was comprised of the following components:

                             1999           2000              Cumulative
 Current- Federal          $     -           $    -            $    -
          State                  -                _                 -
          Total current          -


 Deferred- Federal         $(554,338)      $(2,112,219)      $(2,666,557)
           State                 -                 -                 -
           Total deferred   (554,338)       (2,112,219)       (2,666,557)

           Total           $(554,338)      $(2,112,219)      $(2,666,557)


The only differing method of reporting income for tax purposes as compared to financial reporting purposes was in connection with the deferred tax liability resulting from the acquisition of patent rights in connection with the acquisition of Composite Industries, Inc. In addition there is a deferred tax asset relating to the benefit provided by the net operating loss carryforward. As there are no state income taxes to be considered, the income tax provision is computed at the federal statutory rate of 34%.

Deferred tax assets and liabilities consist of the following:

                                            1999             2000
          Deferred tax assets-
           Tax benefit of net operating
          loss carryovers                   $496,638      $ 2,262,655
           Valuation allowance               -                -
                                            $496,638       $2,262,655

         Deferred tax liabilities-
         Patent rights acquired            $5,655,587      $5,309,385

AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 1999 and 2000


NOTE 6 - Income Taxes (continued)

No valuation allowance was required for the deferred tax asset for each of the years presented because management determined that there is a strong likelihood of realization of the deferred tax asset. The deferred tax asset relates to the net operating loss carryforward. Affordable incurred net operating losses for financial reporting purposes totaling $5,749,785 available to offset future income for financial reporting purposes expiring in 2020.

NOTE 7 - Loans and Notes Payable

The following schedule summarizes loans and notes payable by subsidiary as of June 30, 1999 and 2000:

                                                            1999        2000
Kampen and Associates, Inc.
Cascade Land Depository described in Note 3            $ 1,550,000     $   -

M.P. Hall Enterprises, Inc.
Promissory note dated March 17, 1999 secured by
land and property with monthly payments on an interest
only basis and principal due on March 17, 2000. Interest
is payable at 14% per annum                                335,251         -

Big Mountain Construction Company, Inc.
$33,000 equipment loan dated May 20, 1999 secured
by excavating equipment payable at $1,664 per month
including interest at 20.9% per annum with the final
installment due on May 20, 2001                             30,216     15,159

Construction loan dated August 11, 1998 secured by
land and property with monthly payments on an
interest only basis and principal due October 1, 2000
including extension at prime + 2%, currently 11.5%         302,470    295,615


                                               Total     2,217,937    310,774

                             Less current maturities     2,202,778    310,774

                              Long-term portion         $   15,159  $       -


The entire amount of loans and notes payable at June 30, 2000 matures during the year ended June 30, 2001.


NOTE 8 - Related Party Transactions

Affordable had entered into consulting agreements with certain member s ofthe Company's Board of Directors and stockholders to provide services on various strategic and business issues. The agreements are renewable at the discretion of management. Total fees paid for such services by the Company either in stock or cash during the years ended June 30, 1999 and 2000 were $1,250,000 and $1,168,375 respectively and are included in General and Administrative expenses in the statement of operations.

Management believes the transactions were at arm's length.

The President and Chief Executive Officer has from time to time advanced funds to Affordable or one of its subsidiaries to assist with working capital requirements. As of June 30, 1999, such funds advanced to the company amounted to $235,287 and $281,434 as of June 30, 1999 and 2000 respectively. These advances are short-term in nature, and include accrued interest at 8% in the amount of $0 and $20,809 as of June 30, 1999 and 2000 respectively.

NOTE 9  -  Officer loan receivable

On May 25, 2000, the company issued 327,511shares of common stock in connection with Regulation S-8 filings with the Securities and Exchange Commission valued at $191,749 to an officer of the company as nominee for the purpose of selling the shares on the open market and using the proceeds to pay specific company expenses. Since the common stock was issued in the officer's name, the officer has a liability to the company for the value of the shares at the date of issuance. Accordingly, an officer loan receivable was recorded for $191,749 and is being reflected
as a reductionof stockholders' equity at June 30, 2000.   Subsequent to
year-end, the oficer sold a majority of the shares and $116,000 was paid in to thecompany for specific company expenses and the outstanding loan was reduced. The company expects the remaining balance of the officer loan will be paid by the end of the calendar year 2000.

NOTE 10  -  Concentration of Credit Risk - Cash

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


NOTE 11 -        Industry Segment Information

Affordable has three major business segments all related to the building and construction industry: general contracting, product sales and development and land development. During 1998, Affordable adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131).

The adoption of SFAS 131 requires the presentation of descriptive info rmaton about reportable segments which is consistent with that made available to the management of Affordable to assess performance.
As aresult of this change, the company now reports segment performance on an after-tax basis. In determining the net income of each segment of the company effective tax rates are determined for each business segment.


                                              Product           Land and
                             General         Sales and          Building
                           Contracting      Development        Development      Inter-segment       Total
June 30, 1999


Sales                             $-              $       -         $    -          $   -      $         -
Operating (loss)               (174,736)         (1,533,107)       (38,724)             -       (1,746,567)
Net interest                       -                  4,750              -              -            4,750
(Loss) on disposition
 of equipment                      -                 (2,850)             -              -           (2,850)
Pretax (loss)                  (174,736)         (1,531,207)       (38,724)             -       (1,744,667)
Net (loss)                     (115,326)         (1,049,445)       (25,558)             -       (1,190,329)
Assets                         1,224,728          17,795,692     8,451,964              -       27,472,384
Depreciation & amortization      -                   149,636             -              -          149,636
Additions to long-lived assets    57,720              65,942             -              -          123,662


                                               Product            Land and
                                General         Sales and         Building
                              Contracting     Development        Development    Inter-segment     Total
June 30, 2000

Sales                            $  -             $  -              $    -           $  -       $        -
Operating (loss)                 (62,584)         (3,365,938)      (18,664)             -       (3,447,186)
Net interest                     (24,396)             (5,017)            -              -          (29,413)
(Loss) on disposition
of equipment                        -              -                     -              -                -
Pretax (loss)                    (86,980)         (5,111,935)      (18,664)             -       (5,217,579)
Net (loss)                       (57,929)         (3,035,001)      (12,430)             -       (3,105,360)
Assets                            998,633         18,388,890             -              -       19,387,523
Depreciation & amortization        37,301          1,058,844             -              -        1,096,145
Additions to long-lived assets      2,281             11,162             -              -           13,443


NOTE 12 - Stockholders' Equity

Affordable has authorized the issuance of 100,000,000 shares of $.001 par value common stock. At June 30, 1999 and 2000, the company had issued 17,549,402 and 20,417,379 shares, respectively.

The company is also authorized to issue two classes of convertible preferred stock; Class A and Class B. Each share of Class A preferred is convertible to common stock at $3.50 per share.
Class B preferred stock is convertible to common stock at $5.50 per share. Each class of preferred stock is authorized at 5,000,000 shares. At June 30, 1999, 657,144 shares of Class A convertible preferred stock and 100,000 of Class B convertible preferred stock were issued and outstanding. Subsequently, 228,572 shares of class A and 100,000 shares of class B were rescinded and the acquisitions they related to were terminated.

NOTE 13 - Adjustments to and Restatement of Prior Year's Financial
Statements

As discussed previously in Note 2, the financial statements were restated to reflect a correction of an error in connection with the
recording of the acquisition of  Composite Industries, Inc.   Further,
569,149 shares of common stock that was issued for services rendered has been increased by $1,300,000 consistent with the value of the stock issued. In addition to the restatements in connection with the valuation of the common stock, there were certain additional liabilities associated with the Composite acquisition that were not included in the original purchase allocation. Those liabilities amounted to $101,132, which resulted in an increase in compensation costs included in general and administrative expenses. The effect of all items restated resulted in a charge to income as follows:

                                             1999              2000
         Increase in General and
          Administrative expenses         $ 1,535,451      $ 1,042,500
         Less Increase in tax benefit         522,053          347,746

         Net charge to income             $ 1,013,398       $  694,754

         Loss per share                         $(.20)           $(.04)

NOTE 14 - Stock Options

The company maintains a stock option plan. On June 8, 2000, the Board of Directors cancelled all Incentive Stock Option Agreements outstanding.

Below is summarized the option activity for the year ended June 30, 1999 and 2000.

                                           June 30, 1999    June 30, 2000
                                              Options          Options

Securities outstanding - beginning of year        -           7,000,000
Securities granted                            7,000,000           -
Securities exercised                              -               -
Securities cancelled                              -           7,000,000

Securities outstanding - end of year          7,000,000           -


The company issued stock options in connection with a public relations agreement signed on June 8, 2000. The stock option agreement is for term of three years. The agreement call for vesting of options as follows:

15,000 shares @ $1.50 per share when the stock price reaches $1.50 15,000 shares @ $2.50 per share when the stock price reaches $2.50 25,000 shares @ $3.50 per share when the stock price reaches $3.50 25,000 shares @ $4.50 per share when the stock price reaches $4.50


NOTE 15 - Stock Issued For Services

During the fiscal year ended June 30, 2000, the company issued stock pursuant to it S-8 filing with the Securities and Exchange Commission for services rendered by outside professionals and other consultants. A total of 569,149 shares of stock were issued and valued at $1,339,031. These costs are included in administrative expenses in the accompanying consolidated statements of operations.

NOTE 16 - Commitments and contingencies

During the year ended June 30, 2000, Affordable issued 45,000,000 shares of common stock to Euro Federal Bank, NV as collateral for an anticipated loan and financing agreement. No loans or financings were extended to Affordable and the stock certificates were stopped. Euro Federal Bank has stated that it will return the shares to Affordable. Accordingly, these shares were not included in the earnings per share calculation.

NOTE 17 - Fair Value of Financial Instruments

Estimated fair value of Affordable's financial instruments are as follows:

                                 1999                      2000
                          ------------------        ----------------
                          Carrying      Fair        Carrying    Fair
                           Amount      Value         Amount    Value
  Cash                 $  192,398   $ 192,398       $18,516   $18,516
  Notes payable         2,217,937   2,217,937       310,774   310,774
  Loans and advances
  from related parties    235,287     235,287       281,434   281,434
  Auto loan                   -             -        12,720    12,720


The fair value of the financial instruments related to debt is based on current rates at which Affordable could borrow funds with similar remaining maturities.



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

NAME       AGE       POSITION
Merle Ferguson       53       President, CEO and Chairman of the Board
Michael Schulman       44       Chief Financial Officer, Treasurer
Susan Donohue       47       Secretary, Director
James E. Pratt       66       General Counsel, Director

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


Michael Schulman joined Affordable Homes of America as Chief Financial Officer and Treasurer in June of 2000. He previously served as CFO for two publically-traded companies; FindWhat.com, a pay for position search
engine and Gotham Apparel Corp, a women's apparel company.   Mr. Schulman
also was a CFO for International Product Options Corp. and a Controller for one of the Avnet Companies. Mr. Schulman received a Masters Degree in Finance and a Bachelor's Degree in Accounting from St. John's University and brings over 20 years of financial experience to the position.

Susan Donohue is the Secretary  and a Director of the Company.
She was one of the two founders of Zawada Technologies, Inc. At Zawada Technologies she worked directly with Joseph Zawada on the research of the Z Mix product. Zawada Technologies merged with Composite Industries, Inc. Ms. Donohue joined Affordable Homes
when Composite merged with Affordable Homes of America, Inc.   Ms.
Donohue attended the University of Wisconsin at Stevens Point with a focus in sociology and psychology. Ms. Donohue also attended Cardinal Stritch College of Madison, where she majored in Business Administration.

James E. Pratt is the General Counsel for the Company. Mr. Pratt has specialized in investment banking law, including: preparation of registration statements, private placements, public offerings, filings with the SEC, NYSE, NASDAQ, and state Blue Sky authorities; limited partnerships, reverse mergers, mergers and acquisitions, joint ventures, assets purchases, spin-offs, buyouts and corporate reorganizations. He is also an experienced litigator. During his career, Mr. Pratt has been associated with and been a partner of various New York City law firms and was general counsel and a partner in the investment banking and brokerage firm of Van Alstyne Noel & Co. where he worked from 1967 until 1973. Mr. Pratt's clients have been mostly small, emerging, growth companies seeking venture capital and a public market for their securities.
Mr. Pratt received a B. A. from Yale in 1955 and an L.L.B from Harvard Law School in 1959.

ITEM 10  EXECUTIVE COMPENSATION

Affordable Homes of America, Inc. does not currently pay salaries to itsofficers. Merle Ferguson and Susan Donohue are paid through businessmanagement services agreements with the Company. The agreements that were signed on March 19, 1999 are for a period of five years. MerleFerguson is to be paid $150,000 per year and Susan
Donohue is to be paid $60,000 per year.    The compensation is for
services as directors and officers, specific senior roles, consulting services with regards to corporate operations and day-to-day duties and responsibilities of running the corporate office.In addition to the above, the Company hasentered into consulting agreements with certain members of the Company's Board of Directors and stockholders to provide services on various strategic, legal and business issues. Total fees paid for such services by the Company either in stock or cash during the years ended June 30, 1999 and 2000 were $940,000 and $858,375 respectively.

Michael Schulman, Chief Financial Officer has agreed to an annual compensation of $150,000 per annum effective July 1, 2000, but has not receved any compensation as of this date. Any amounts not already pai d to Mr. Schulman will be paid as funding becomes available to Affordable.

Dr. William T. Anton is paid $3,000 monthly for foreign travel and is reimursed for his travel expenses on behalf of the Company. Dr. Anton has traveled extensively in Europe in order to market the World Home in various countries, which include Turkey and Bulgaria.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2000, information regarding the beneficial ownership of shares by each person known by the ompany to own five percent or more of the outstanding shares, by e ach of the directors and by the officers and directors as a group.

Title of class   Name and address           Amount of beneficial   Percent
                 of beneficial owner        ownership             of class

Common Stock     Merle Ferguson                9,363,000           45.9%
                 4505 W. Hacienda Ave. # I-1
                 Las Vegas,
                 Nevada 89118

Common Stock     Susan Donohue                 1,002,511            4.9%
                 4505 W. Hacienda Ave.#I-1
                 Las Vegas,
                 Nevada 89118

Common Stock     James E. Pratt                        0
                 195 Kildare Road
                 Garden City, N.Y. 11520


All Officers as a Group and Directors         10,365,511           50.8%



ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a consulting agreement with CS & S Enterprise, Inc. to provide general and technical building-related services, in the amount of $100,000 per year. Merle Ferguson is a director and shareholder of Affordable and also owns 100% of the stock of CS & S Enterprises, Inc.

The President and Chief Executive Officer has from time to time advanced funds to Affordable or to one of its subsidiaries to assist with working capital requirements. As of June 30, 1999 and 2000, such funds advanced to the Company amounted to $235,287 and $281,434 respectively. No officer, director, nominee for election as a director, or associates of such officer, director or nominee is or has been in debt to the Company during the past fiscal year except for the following. On May 25, 2000, the Company issued 327,511 S-8 shares of common stock valued at $191,749 to an officer of the Company as nominee for the purpose of selling the shares on the open market and using the proceeds to pay specific Company expenses. Since the common stock was issued in the officer's name, the officer has a liability to the Company for the value of the shares at the date of issuance.

ITEM 13    EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)        Exhibits

EXHIBIT
NUMBER              DESCRIPTION
-------              -----------

 3.1       Articles of Incorporation

 3.2       Articles of Merger

 3.3       Amendment to Articles of Incorporation

 3.4       By-Laws

10.1       Agreement with Affordable Homes of America, Inc.
           Exchange of Shares

10.2 Agreement and Plan of Merger with Composite Industries of America, Inc.

10.3       Agreement with Big Mountain Construction

10.4       Financial Guarantee Bond Agreement with American Home
           Assurance Corporation

10.5       Agreement to Provide Financing with EuroFederal Bank N.V.

10.6       Consulting Agreement with A2 Consultants

10.7       Joint Venture Agreement with Tristar USA of LA

10.8       Joint Venture Agreement with Al Nasr Trading and
           Industrial Corp.

10.9       Consulting Agreement with Africa Resources Corp.


10.10      Strategic Alliance Agreement with Quadrant Resources
           Corp. for International Sales Market


23.2       Consent of Pascale, Razzino, Alexanderson & Co. PLLC
           (filed herewith electronically)

27.0       Financial Data Schedule (filed herewith electronically)


(b)       Reports on Form 8-K.

There were no reports in Form 8-K filed during the fourth quarter of fiscal year 2000.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE HOMES OF AMERICA, INC.

Date:  October 4, 2000       By: /s/ Merle Ferguson
Merle Ferguson, President, CEO and Director

Date:  October 4, 2000       By: /s/ Michael Schulman
Michael Schulman, CFO

No officer, director, nominee for election as a director, or associates of such officer, director or nominee is or has been in debt to the Company during the last fiscal year.

ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AMD REPORTS
          ON FORM 8-K

   (a)    Exhibits

EXHIBIT
NUMBER    DESCRIPTION

 3.1      Articles of Incorporation

 3.2      Articles of Merger

 3.3      Amendment to Articles of Incorporation

 3.4      By-Laws

10.1      Agreement with Affordable Homes of America, Inc.
          Exchange of Shares

10.2 Agreement and Plan of Merger with Composite Industries of America, Inc.

10.21 Articles of Merger of With Composite Industries of America, Inc.

10.3      Agreement with Big Mountain Construction

10.4      Financial Guarantee Bond Agreement with American Home
          Assurance Corporation

10.5      Agreement to Provide Financing with EuroFederal Bank N.V.

10.6      Consulting Agreement with A2 Consultants

10.7      Joint Venture Agreement with Tristar USA of LA

10.8      Joint Venture Agreement with Al Nasr Trading and
          Industrial Corp.

10.9      Consulting Agreement with Africa Resources Corp.

10.10     Strategic Alliance Agreement with Quadrant Resources
          Corp. for International Sales Market

23.2      Consent Of Pascale, Razzino, Alexanderson & Co. PLLC
          (filed herewith electronically)

27.0      Financial Data Schedule (filed herewith electronically)

There were no reports in Form 8-K during the fourth quarter of the fiscal year 2000.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undesigned, thereunto duly authorized.

AFFORDABLE HOMES OF AMERICA, INC,

Date:  SeptembeR 26, 2000  By: /s/ Merle Ferguson
                                   --------------
                                   Merle Ferguson,
                                   President, CEO and Director

Date:  September 26, 2000  By: /S/ Michael Schulman
                                   ----------------
                                   Michael Schulman,
                                   CFO