Form 10QSB
period 2000-09-30
WORLD HOMES INC
filed 2000-11-16
CIK 894501

------------------------------------------------------------------------------
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                FORM 10-QSB
------------------------------------------------------------------------------

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            for quarterly period ended September 30, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE OF 1934

  for the transition period from _____________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all report s reuired to filed by Section 13 or 15(d) of the Securities Exchange A ct of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] yes  []no

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained heren, and will not be contained, to the best of registrant's knowledg e, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-QSB or any amendment to this
Form 10-QSB.    [x]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                                 Outstanding as of September 30, 2000

$.001 PAR VALUE CLASS A COMMON STOCK                                     21,142,379
          VALUE Class A Convertible Preferred Stock                      428,572
          VALUE Class B Convertible Preferred Stock                            0


DOCUMENTS INCORPORATED BY REFERENCE

Item 1.  Business

On March 17, 1999, Kowtow, Inc. received 100% of the common stock of Afforable Homes of America, Inc. in a merger. Additionally, Kowtow, Inc. issued 4,000,000 shares of common stock to SCS Enterprises, Inc. Trust, the sole shareholder of Affordable Homes of America, Inc. On the same date the company accepted the resignation of Krista Nielson and Sasha Belliston as Officers and Directors of the Company and elected Merle Ferguson as President, CEO and Chairman of the Board of Directors. The Company also elected Susan Donohue as Secretary and as a member of the Board of Directors. The Company changed its name to Affordable Homes of America, Inc. on March 19, 1999 and obtained a new trading symbol-AHOA. The Company restructured its common stock with a two for one forward split effective March 31, 1999. Affordable Homes of America maintains its principle offices at 4505 W. Hacienda Ave., UnitI-1, Las Vegas, Nevada 89118.

The Company changed its name to Affordable Homes of America, Inc. on March 19, 1999 and obtained a new trading symbol -AHOA. The Company restructured its common stock with a two for one forward split effective March 31, 1999. Affordable Homes of America maintains its principle offices at 4505 W. Hacienda Ave., Unit I-1, Las Vegas, Nevada 89118.

The Company changed its name to World Homes, Inc. on October 12, 2000 and obtained a new trading symbol - WHME. The name change will not affect this September 30, 2000 10QSB, but will affect any filings after October 12, 2000.

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

All three methods (i) reduce the time and cost needed to construct the averge home, and (ii) reduce the amount of wood used in building the a verage home. Company research has shown that more Americans ages 25 t
o 45 would prefer to purchase homes rather than rent. To make this option viable, the Company's homes are financed 100% by lending institutions and the monthly payments are comparable to the expense of renting. Additionally, older Americans are more inclined to move into homes that are less expensive, due to their retirement status and reduced monthly income. The Company is finishing the certification procedures necessary to sell its Z Mix products in the US. Once complete, the Company will begin sales and distribution of its products in US. The Company has been approached by several international entities to establish factories to supply Z Mix for construction.

The Company is finishing the certification procedures necessary to sell its Z Mix products in the US. Once complete, the Company will begin sales and distribution of its products in US. The Company has been approached by several international entities to establish factories to supply Z Mix for construction.

To date, Affordable Homes has made two (2) acquisitions:

(a) On April 28, 1999, Affordable Homes acquired Composite Industries of America, Inc. the owner of a patent covering a construction material known as "Z Mix". Z Mix is a cementitious building material and can be used in a two step construction method instead of cement, dry wall or lumber. Affordable Homes believes Z Mix will enable it to build better quality homes at a lower price than if other products were used.

(b) On June 28, 1999 Affordable Homes also acquired Big Mountain Construction Company which holds the exclusive right to build all the houses for the Heartland Homes development. The development is planned for the construction of 136 homes, each on an individual site.

Composite Industries of America, Inc. The acquisition of Composite Industries of America, Inc. was accomplished by exchanging one share o f Afordable's common stock for two shares of Composite's common stock.
All stock issued by Affordable pursuant to this acquisition is restricted. Affordable the surviving entity, owns the patents formerly owned by Composite. The patents cover a construction material call "Z Mix". Z Mix is a building material lighter than cement that can be used in home construction instead of cement, lumber or dry wall. The patented construction material is a lightweight cementitious insulating mixture with a high compression strength and thermal resistance values up to 30 to 40 times that of standard concrete. It is fire proof, insect proof, has excellent acoustical properties and is easy to clean up. Z Mix can be used for wall and roof panels and can easily by pumped for walls and floors. Z Mix makes a well insulated cost effective floor that has a slight give to it. Z Mix is excellent for gymnasium floors. This material is used for residential, light commercial and agricultural building. The composition has the unique property of being able to absorb contaminated or hazardous materials, especially petroleum based contaminants and is especially useful in cleaning up and controlling contaminants in underground storage tanks, especially in abandoned or closed service stations.

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

The Company's business is not seasonal although during some snow storms on-site construction generally does not take place unless indoors. The Company uses no special raw materials and the materials it does use are available from numerous suppliers throughout the United States.

Affordable Homes of America, Inc. has signed Joint Venture Agreements or strategic alliance agreements with the following companies:

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

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company security holders for a vote during the period ending September 30, 2000.

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock traded on the NASD Over-the-Counter Bulletin Board under the symbol "AHOA" until October 12, 2000, after which it is trading under the symbol "WHME". The stock has traded between $3.125 per share and $0.25 per share. There are approximately 1231 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Affordable Homes of America, Inc, is a homebuilding and development company in the development stage focusing on building for low-income and first-time homebuyers. The Company has and will continue to develop new building techniques and patented products that significantly reduce the overall cost and time, while maintaining or increasing the quality and integrity of new home construction. The Company's plan is to develop and build its World Home for sale outside the United States in developing nations where there is an immediate need for permanent affordable shelter. The patented Z MIX material used in the World Home provides protection from the elements; hurricanes, earthquakes, as well as being fireproof.

Affordable Homes' immediate focus is to enter into licensing and/or joint venture affiliations in which it will supply its proprietary, patent-protected Z MIX material to established companies for use outside the United States in home construction and other applications such as railroad ties, utility poles and environmental remediation. The Company believes this approach to be the fastest route for the penetration into the global marketplace.

The Company projects that the revenues received from licensing Z MIX technology will be recognized by the Company without incurring the usual development and labor expenses associated construction projects.


Results of Operations

Year ended September 30, 2000 vs. September 30, 1999

Revenues. Affordable Homes of America, Inc. is presently a development stage company. Accordingly, the Company has no revenues for the Quarter ended September 30, 2000. The Company has signed several joint vent ures and agreements and projects significant revenues for the latter part of this fiscal year.

Operation Expenses. Operating expenses are comprised of General and Administrative Expenses which consists primarily of amortization of patent expense, professional fees, product development expense and office expense. Amortization expense amounted to $260,625 during the periods ended September 30, 2000 and September 30, 1999. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date, April 28, 1999).

Operating expenses decreased to $518,075 for the three months ended September 30, 2000 from $1,341,847 for the three months ended September 30, 1999. The decrease in operating expenses was primarily due to professional fees which decreased to $169,987 for the three months ended September 30, 2000 from $972,773 for the three months ended September 30, 1999.

Net Loss. As a result, our net loss decreased to $479,903 for the three months ended September 30, 2000 from $907,087 for the three months ended September 30, 1999.

Liquidity and Capital Resources

Affordable is currently a development stage company, however management projects that during the next twelve months revenue derived from one or more of the signed joint ventures, or the proceeds from a private placement which is under negotiations should be sufficient to finance the Company's working capital and capital expenditures.

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


F-1

          AFFORDABLE HOMES OF AMERICA, INC. AND SUBSIDIARIES
                    (a development stage company)

                     CONSOLIDATED BALANCE SHEETS

                     SEPTEMBER 30, 2000 and 1999

ASSETS
                                                                2000          1999

Cash in banks                                          $       32,095   $     13,436
Employee advances                                              68,211         55,588
Advances to Kampen and Associates, Inc.                             0         99,157
Advances to Omega International, Inc.                               0        224,140
Land and land development costs                                     0      6,760,577
Capitalized costs                                              48,142              0
Capitalized interest expense                                        0        510,702
Other assets                                                  125,060        239,131
Deferred tax asset                                          2,416,105        870,088
Machinery & equipment - at cost, less accumulated
        depreciation of $81,542 and $55,775 as of
        September 30, 2000 and 1999, respectively              87,652        107,351

Patents - at cost, less accumulated amortization
        of $1,476,875 and $434,375 as of September 30,
        2000 and 1999, respectively                        15,721,224     16,763,724

Goodwill - net of accumulated amortization of $25,513
        and $5,103 as of September 30, 2000 and
        1999, respectively                                    382,684        403,094
                                                              -------        -------
        TOTAL ASSETS                                   $   18,881,173   $ 26,046,988
                                                           ==========     ==========


              AFFORDABLE HOMES OF AMERICA, INC. AND SUBSIDIARIES
                        (a development stage company)
                         CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2000 and 1999

LIABILITIES AND STOCKHOLDERS' EQUITY                               2000            1999
LIABILITIES                                                    ---------       ----------
  Accounts payable                                         $      45,812    $      50,593
  Accrued expenses                                               110,562          381,144
  Accrued interest payable                                             0          238,941
  Notes payable                                                   15,159        1,873,994
  Loans and advances from related parties                        352,674          301,545
  Auto loan                                                       11,483                0
  Deferred tax liability                                       5,222,835        5,569,037
  Land purchase options                                                0        3,400,000
                                                               ---------       ----------
  TOTAL LIABILITIES                                            5,758,525       11,815,254
                                                               =========       ==========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Convertible preferred stock class A ($.001 par value,
        5,000,000 shares authorized; 428,572 shares
        issued and outstanding as of September 30, 2000
        and 1999, respectively)                                1,511,086        1,511,086
      Convertible preferred stock class B ($.001 par value,
        5,000,000 shares authorized; no shares issued and
        outstanding as of September 30, 2000 and 1999)                 -                -
      Common stock ($.001 par value, 100,000,000
        shares authorized, 21,142,379 shares and
        18,549,402 shares issued and outstanding as of
        September 30, 2000 and 1999, respectively)                21,142           18,549
  Additional paid-in capital                                  16,511,861       14,816,515
  Officer loan receivable                                    (   128,849)               0
  Deficit accumulated during the development stage           ( 4,792,592)     ( 2,114,416)
                                                              ----------       ----------
        Total Stockholders' Equity                            13,122,648       14,231,734
                                                              ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  18,881,173    $  26,046,988
                                                              ==========       ==========

F-2

                AFFORDABLE HOMES OF AMERICA, INC. AND SUBSIDIARIES
                         (a development stage company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        DURING THE DEVELOPMENT STAGE

              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 and 1999


                                                        2000              1999
  General and Administrative expenses
    Operating expenses                             $   244,031        $ 1,087,810
    Depreciation and amortization                      274,044            274,037
                                                       -------          ---------
      Total general and administrative expenses        518,075        $ 1,361,847
                                                       -------          ---------
  (Loss) from operations                              (518,075)        (1,361,847)
    Other income and expense                           -------          ---------
    Interest and other income                            1,024              1,479
    Interest expense                                    (5,202)            (6,719)
    (Loss) on sale of land                            (197,650)                 0
                                                       -------          ---------
  Total other income and (expense)                    (201,828)            (5,240)
                                                       -------          ---------
  Net (loss) before income taxes                      (719,903)        (1,367,087)
                                                       -------          ---------
  Benefit for income taxes                             240,000            460,000
                                                       -------          ---------
         Net (loss)                               $   (479,903)       $  (907,087)
                                                       -------          ---------

Net (loss) per common share                       $      (0.02)       $     (0.05)
                                                       -------          ---------
Weighted average number of
 shares outstanding                                 20,823,698         17,799,402
                                                    ==========         ==========

F -3

               AFFORDABLE HOMES OF AMERICA, INC. AND SUBSIDIARIES
                        (a development stage company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                            Deficit
                          Convertible       Convertible      Common
                          Preferred         Preferred        Stock
                          Stock A           Stock B          .001 Par Value
                          Shares Amount     Shares Amount    Shares Amount
                          -------------     -------------    --------------
Opening balance
- July 1, 2000         428,572  $1,511,086    0  $  0     20,417,379  $20,417

Issuance of common
 stock for legal and
 consulting services
 rendered                                                    425,000      425

Issuance of common
 stock recorded as
 loan to officer to
 cover company
 expenses                                                    300,000      300

Repayment of
 officer loans

Reduction of officer
 loan for services
 rendered

Net loss during the
 development stage
 for the three months
 ended September 30,
 2000
                       -------   ---------  ----  -----   ----------   ------

Closing balance
- September 30, 2000   428,572  $1,511,086    0  $  0     21,142,379  $21,142
                       =======   =========  ====  =====   ==========   ======



                        Accumulated
                        Additional   Officer     during the    Total
                        Paid-in      loan        Development   Stockholders'
                        Capital      receivable  Stage         Equity
                        ----------   ----------  -----------   ------------
Opening balance
- July 1, 2000        $ 16,195,761   $(191,749) $(4,312,689)  $ 13,222,826

Issuance of common
 stock for legal and
 consulting services
 rendered                  185,300                                 185,725

Issuance of common
 stock recorded as
 loan to officer to
 cover company
 expenses                  130,800    (131,100)                          0

Repayment of
 officer loans                         163,000                     163,000

Reduction of officer
 loan for services
 rendered                               31,000                      31,000

Net loss during the
 development stage
 for the three months
 ended September 30,
 2000                                              (479,903)      (479,903)
                        ----------     -------    ---------     ----------

Closing balance
- September 30, 2000  $ 16,511,861   $(128,849) $(4,792,592)  $ 13,122,648
                        ==========     =======    =========     ==========

F -4


                   AFFORDABLE HOMES OF AMERICA, INC. AND SUBSIDIARIES
                            (a development stage company)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                             Deficit
                         Convertible         Convertible          Common
                         Preferred           Preferred            Stock
                         Stock A             Stock B              .001 Par Value
                         Shares Amount       Shares Amount        Shares Amount
                         -------------       -------------        --------------
Opening balance
- July 1, 1999         657,144  $2,311,086  100,000  $550,000   17,549,402  $17,549

Rescission of
 preferred A stock
 to reverse the
 acquisition of
 100% of the common
 stock of Realty
 Center, Inc. and
 a 25% interest in
 the Heartland Homes
 Joint Venture        (228,572)   (800,000)

Rescission of
 preferred B stock
 to reverse the
 acquisition of
 100% of the
 common stock of
 M.P. Hall
 Enterprises, Inc.                         (100,000) (550,000)

Issuance of common
 stock for legal and
 consulting services
 rendered                                                        1,000,000    1,000

Net loss during the
 development stage
 for the three
 months ended
 September 30, 1999

                       -------   ---------    -----  --------   ----------   ------

Closing balance
- September 30, 1999   428,572  $1,511,086        0 $       0   18,549,402  $18,549
                       =======   =========    =====  ========   ==========   ======



                          Accumulated
                          Additional    Officer       during the    Total
                          Paid-in       loan          Development   Stockholders'
                          Capital       receivable    Stage         Equity
                          ----------    ----------    -----------   ------------
Opening balance
- July 1, 1999          $ 13,647,515   $         0   $(1,207,329)  $  15,318,821

Rescission of
 preferred A stock
 to reverse the
 acquisition of
 100% of the common
 stock of Realty
 Center, Inc. and
 a 25% interest in
 the Heartland Homes
 Joint Venture                                                          (800,000)

Rescission of
 preferred B stock
 to reverse the
 acquisition of
 100% of the
 common stock of
 M.P. Hall
 Enterprises, Inc.                                                      (550,000)

Issuance of common
 stock for legal and
 consulting services
 rendered                  1,169,000                                   1,170,000

Net loss during the
 development stage
 for the three
 months ended
 September 30, 1999                                     (907,087)       (907,087)

                          ----------      -------      ---------      ----------

Closing balance
- September 30, 1999    $ 14,816,515     $      0    $(2,114,416)  $  14,231,734
                          ==========      =======      =========      ==========

F - 5

                 AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 and 1999

                                                     2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) from
   development stage operations                $   (479,903)        $ (907,087)

ADJUSTMENTS TO RECONCILE NET LOSS
FROM DEVELOPMENT STAGE OPERATIONS
TO CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization                       274,044            274,037
Benefit of deferred tax liability                   (86,550)           (86,550)
Loss on sale of land                                197,650                  0
Stock issued for services                           185,725          1,170,000
Reduction of officer loans as
  repayment for services                             31,000                  0
 (Increase) decrease in assets:
Employee and other advances                            (788)          (109,145)
Other receivables                                     9,000
Capitalized costs                                   (48,142)
Other assets                                        (45,000)          (240,576)
Deferred tax asset                                 (153,450)          (373,450)
Increase (decrease) in liabilities:
Accounts payable                                     (9,212)             7,917
Accrued expenses                                    (84,798)               735
Accrued interest payable                                                32,274
Total Adjustments                                   260,479            684,242
Net cash provided by (used in) operations          (219,424)          (222,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment acquisitions                             (       )            (7,375)
Net cash (used in) investing activities            (       )            (7,375)

        Subtotal                                   (219,424)          (230,220)

F - 6

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties                        71,240             66,258
Repayment of officer loans                          163,000                   0
Repayments of loans                                  (1,237)                 0
Payments towards land purchase option               (15,000)                 0

Net cash from financing activities                  233,003             51,258

Net Increase (decrease) in Cash in banks             13,579           (178,962)


Cash in banks - Beginning of period                  18,516            192,398

Cash in banks - End of period                     $  32,095         $   13,436

Supplemental Disclosure of cash flow information:

Cash Paid During the Year for:
         Interest expense                         $   5,202         $    6,719

         Income taxes                             $                 $


F -7

                   NON-CASH INVESTING AND FINANCING TRANSACTIONS

On July 21, 1999, Affordable issued 300,000 shares of common stock valued at $318,000 in connection with investment banking services.

During the three months ended September 30, 1999, Affordable issued 1,000,000 shares of common stock valued at $1,170,000 to various individuals for legal and consulting services performed.

During the three months ended September 30, 2000, Affordable issued 425,000 shares of common stock valued at $185,725 for legal and consulting services performed.

On May 25, 2000, Affordable issued 327,511 shares of common stock valued at $191,749 to an officer of the company to pay specific company expenses. Accordingly, an officer loan receivable was recorded for $191,749 and was reflected as a reduction of stockholders' equity at June 30, 2000.
An additional 300,000 shares valued at $131,000 was issued to the officer during the quarter ended September 30, 2000. During this quarter, the $163,000 was repaid to the company. The loan was also reduced by an additional $31,000 in exchange for services.


F - 8

                 AFFORDABLE HOMES OF AMERICA, INC. and SUBSIDIARIES
                           (a development stage company)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2000 and 1999

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

Affordable is a development stage company primarily in the business of land development and the construction of residential houses. In addition, on April 15, 1999, Composite Industries, Inc. (Composite) was merged into Affordable. Composite, also a development stage company, was in the process of developing and commercializing a compound to be used in the construction process referred to as Z-MIX as more fully described in
Note 2.

Affordable's operations include its wholly owned subsidiary Big Mountain Construction Company, Inc. which is a general building contractor. During the quarter ended September 30, 1999, Affordable's operations also included Kampen associates, Inc., M.P. Hall Enterprises, Inc. and Realty Center, Inc. Operations for those three subsidiaries terminated during the quarter with the preferred stock issued to M.P. Hall and Realty Center, Inc. rescinded.

Affordable's corporate headquarters are located in Las Vegas, Nevada.

F - 9

(B)        - Consolidated Net (Loss) per Common Share

Consolidated net (loss) per common share is computed on the basis of the wighted average number of common shares and equivalents outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic loss per share for the periods from September 30, 2000 and 1999 as there were no stock options, warrants, or other common stock equivalents outstanding during this period.

(C)        - Cash and Cash Equivalents

Affordable considers all highly liquid debt instruments purchased with maturities of 90 days or less to be cash equivalents for financial statement purposes.

(D)        - Income Taxes

No income taxes were provided during each of the fiscal years presented since Affordable incurred losses during the development stage. Normally, taxes are provided on all revenue and expense items included in the Consolidated Statements of Operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.

(E)        - Depreciation

Affordable depreciates equipment, vehicles and machinery on a straight-line basis over five to seven years for financial reporting purposes.

(F)        - Patents

Affordable amortizes its patent rights from the date of acquisition on a straight-line basis over its remaining life of 16 years and 3 months.

F - 10

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

(H)        - Basis of Presentation

The accompanying consolidated balance sheets and related statements of operations during the development stage, stockholders' equity and cash flows includes the accounts of Affordable Homes of America, Inc., Kampen and Associates, Inc., Big Mountain Construction Company, Inc., Realty Center, Inc. and Composite Industries of America, Inc. as of September 30, 1999 and for the three months then ended. Significant inter-company transactions or balances have been eliminated. The financial statements include the operations of Affordable and Big Mountain only for the three months ended September 30, 2000.

Note 2 - Patent

Acquisition

On April 28, 1999 Affordable acquired Composite Industries of America, Inc. for 6,514,270 shares of Common Stock of Affordable valued at $2.69 per share or $17,523,386. Composite Industries of America, Inc.'s most significant asset was a patent covering the construction material "Z-MIX". Z-MIX is a cementitious building material that can be used in a two-step construction method instead of cement, drywall or lumber. Affordable believes Z-MIX will enable it to build a better quality home at a lower price than if other building products were used. Management assigned a net value of $17,198,099 to the patent based upon the fair market value (the average of the closing stock prices of Affordable's common

F - 11

stock two days prior to and two days after the acquisition date) of
Affordable's common stock issued to acquire Composite.   The gross value
resulting from the application of the average fair market value less the value of all other assets acquired was discounted by 25% in recognition of the restricted nature of the stock issued as well as the fact that the common stock was thinly traded during the period encompassing the acquisition date.

On June 12, 2000, Affordable signed a joint venture agreement with a major construction contractor to build affordable homes utilizing Z-MIX, with gross revenues projected to be in excess of $250,000,000. Management believes that it is appropriate to continue to carry the original cost of the patent at June 30, 2000 because the signing of the long -term contract demonstrates the patent's immediate commercial viability. Furthermore, management believes that the expected future cash flows on the long-term contracts will alone support the carrying value of the patent. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date). Amortization expense amounted to $1,042,500 and $173,750 during the years ended June 30, 2000 and 1999 respectively.

Restatement

During the fiscal year ended June 30, 1999, Affordable originally recorded the patent at the accumulated out-of-pocket costs incurred by Composite to secure the patent ($394,313). That cost basis was subsequently deemed to be incorrect as there was crucial information about the legal form of the transaction that was not disclosed until the current year and which mandated a different accounting treatment. Specifically, it was originally reported that Composite Industries merged into Affordable. In fact, Affordable acquired Composite by issuing 6,514,270 shares of its stock to acquire all of the shares of Composite Industries then merged. Affordable's stock issued to the shareholders of Composite for the acquisition of the patent was valued at $17,198,099. Management believes that in light of the new information and the resulting accounting ramifications that a revision was required in the financial statements.

For accounting purposes, the upward adjustment of the carrying value of the patent is being reflected as a restatement of financial statements as of June 30, 2000 and 1999. The net increase in the acquisition value of the patent was recorded as an increase to paid-in capital net of deferred tax liabilities and amortization expense for 1999 was increased by $134,319 as a result of the higher cost basis.


NOTE 3  -  Officer loan receivable

On May 25, 2000, the company issued 327,511 shares of common stock valued at $191,749 to an officer of the company as nominee for the purpose of selling the shares on the open market and using the proceeds to pay specific company expenses. Since the common stock was issued in the officer's name, the officer has a liability to the company for the value of the shares at the date of issuance. Accordingly, an officer loan receivable was recorded for $191,749 and was reflected as a reduction of
stockholders' equity at June 30, 2000.   An additional 300,000 shares
valued at $131,000 was issued to the officer during the quarter ended September 30, 2000. During this quarter, the $163,000 was repaid to the company and the loan was reduced by an additional $31,000 for in exchange for services.

F - 12

Note 4 - Acquisition of Subsidiaries

Kampen and Associates, Inc. - Effective April 14, 1999, Affordable purchased 100% of the common stock of Kampen and Associates, Inc. for 428,572 convertible Class A preferred shares of Affordable valued at $3.53 per share for a total purchase price of $1,511,086. The cost basis of the net assets acquired was increased by $1,511,086 to reflect the purchase price of the company. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction. The inability of Affordable to maintain current payments for the land purchase options caused Affordable to abandon its entire investment in Kampen during the fiscal year ended June 20, 2000.

Composite Industries, Inc. - Composite Industries was acquired by Affordable under an agreement dated April 15, 1999 and immediately merged into Affordable. The agreement called for the conversion of 100% of the issued and outstanding shares of Composite in exchange for Affordable common stock at the rate of two shares of Composite for each share of Affordable. As of the effective date, there were 13,028,539 common shares Composite outstanding. The acquisition was treated as a purchase for financial reporting purposes.

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

Realty Center, Inc. - Effective June 28, 1999, Affordable purchased 100% of the common stock of Realty Center, Inc. for 114,286 convertible Class A preferred shares of Affordable valued at $3.50 per share for a total purchase price of $400,000. Realty Center's assets consisted of a 25% joint venture interest in a real estate development project known as Heartland Homes. Further, Affordable acquired an additional 25% interest in Heartland Homes directly by issuing an additional 114,286 shares of convertible Class A preferred stock. Immediately after Affordable's acquisition of Realty Center, Affordable transferred it's 25% in Interest in Heartland into Realty Center. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction. When the anticipated financing from Eurofederal Bank, NV failed to materialize, (see Note 15) Affordable decided that it was in the best interest of all parties to rescind the transaction during the year ended June 30, 2000.

Note 5 - Commitments and contingencies

During the year ended June 30, 2000, Affordable issued 45,000,000 shares of common stock to Eurofederal Bank, NV as collateral on an anticipated loan and financing agreement. Funds were in fact not extended to Affordable and the stock certificates were stopped. Eurofederal Bank has stated that it will return the shares to Affordable.

F - 13

Note 6 - Machinery and Equipment

Machinery and equipment consists of the following as of September 30:

                                        2000            1999
                                      -------         -------
        Machinery                    $ 84,640       $  84,640
        Office equipment               17,982          17,982
        Furniture and fixtures          3,032           3,032
        Vehicles                       63,540          57,472
                                      -------         -------
                                      169,194         163,126
         Less Accumulated
         depreciation                 (81,542)        (55,775)
                                      -------         -------
              Total                  $ 87,652       $ 107,351
                                      =======         =======


Depreciation expense was incurred in the amount of $8,316 and $8,309 for the three months ended September 30, 2000 and 1999 respectively, and is included in general and administrative expense.

NOTE 7 - Income Taxes

Affordable accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). At September 30, 2000 and 1999 the income tax (benefit) was comprised of the following components:

                                        2000            1999
                                      -------         -------
        Current -  Federal         $        0      $        0
                   State                    0               0
                                      -------         -------
                   Total current            0               0

        Deferred-  Federal           (240,000)       (460,000)
                   State                    0               0
                                      -------         -------
                   Total deferred    (240,000)       (460,000)
        Total                      $ (240,000)     $ (460,000)
                                      =======         =======

The only differing method of reporting income for tax purposes as compared to financial reporting purposes was in connection with the acquisition of
patent rights for common stock.   As there are no state income taxes to be
considered, the income tax provision is computed at the federal statutory rate of 34%

Deferred tax assets and liabilities consist of the following:

                                        2000            1999
                                      -------         -------
     Deferred tax assets-
     Tax benefit of net operating
       loss carryovers             $ 2,524,167    $   978,150
     Valuation allowance               108,062        108,062
                                     ---------      ---------
                                   $ 2,416,105    $   870,088
     Deferred tax liabilities-       =========      =========
     Valuation of patent           $ 5,655,587    $ 5,309,385
                                     ---------      ---------
                                   $ 5,655,587    $ 5,309,385
                                     =========      =========

The valuation allowance provided for the periods are based on management's valuation of the likelihood of realization. Management has concluded that the income tax benefit provided in the Statements of Operations During the Development Stage be limited to the amount of benefit accreted by the amount of deferred liability in connection with the non-deductible portion of the amortized patent since no other future benefit can be assured. Affordable incurred net operating losses for financial reporting purposes totaling $7,699,150 through September 30, 2000 available to offset future income for financial reporting purposes expiring in 2021.

F - 14

NOTE 8 - Loans and Notes Payable

The following schedule summarizes loans and notes payable by subsidiary as of June 30, 1999 and 2000:

                                                            2000            1999
                                                          -------         ---------
Kampen and Associates, Inc.
Cascade Land Depository included in the
acquisition of Kampen and Associates, Inc. (Note 4)    $        0       $ 1,550,000

Big Mountain Construction Company, Inc.
$33,000 equipment loan dated May 20, 1999
secured by excavating equipment payable at $1,664
per month including interest at 20.9% per annum
with the final installment due on May 20, 2001             15,159            24,502

Construction loan dated August 11, 1998 secured by
land and property with monthly payments on an interest
only basis and principal due October 1, 2000
including extension at prime + 2%, currently 11.5%              0           299,492
                                                          -------         ---------
                  Total                                    15,159         1,873,994
                  Less current maturities                  15,159         1,858,835
                                                          -------         ---------
        Long-term portion                              $        0       $    15,159
                                                          =======         =========

F - 15

NOTE 9 - Related Party Transactions

The company entered into consulting agreements with certain members of the ompany's Board of Directors and stockholders to provide services on various strategic and business issues. Total fees paid for such services by the Company either in stock or cash during each of the three months ended September 30, 2000 and 1999 amounted to $77,500 and are included in General and Administrative fees in the statement of operations.

Management believes the transactions were at arm's length.

The President and Chief Executive Officer has from time to time advanced funds to Affordable or one of its subsidiaries to assist with working capital requirements. As of September 30, 2000 and 1999, such funds advanced to the company amounted to $352,674 and 301,545 respectively. In addition, the joint venture construction project known as Heartland Homes advanced $53,101 to Big Mountain Construction Company, Inc. These advances are non-interest bearing and are short-term in nature.

NOTE 10 -         Industry Segment Information

With the consolidation of operations and abandonment of certain assets, management has determined that there are no major business segments in that the company's operations are all related to the building and construction industry. Accordingly, no such operations are reported.

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

NAME                 AGE       POSITION
Merle Ferguson       54        President, CEO and Chairman of the Board
Michael Schulman     44        Chief Financial Officer
Susan Donohue        48        Secretary, Director


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


ITEM 10  EXECUTIVE COMPENSATION

Affordable Homes of America, Inc. does not currently pay salaries to its officers. Merle Ferguson and Susan Donohue are paid through business management services agreements with the Company. The agreements that were signed on March 19, 1999 are for a period of five years. Merle Ferguson is to be paid $150,000 per year and Susan
Donohue is to be paid $60,000 per year.    The compensation is for
services as directors and officers, specific senior roles, consulting services with regards to corporate operations and day-to-day duties and responsibilities of running the corporate office.

Michael Schulman, Chief Financial Officer has agreed to an annual compensation of $150,000 per annum effective July 1, 2000, but has not received any compensation as of this date. Any amounts not already paid to Mr. Schulman will be paid as funding becomes available to Affordable.

Dr. William T. Anton is paid $3,000 monthly for foreign travel and is reimbursed for his travel expenses on behalf of the Company.
Dr. Anton has traveled extensively in Europe in order to market the World Home in various countries, which include Turkey and Bulgaria.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2000, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

Title of class      Name and address of beneficial owner        Amount of          Percent of class
                                                           beneficial ownership

Common Stock        Merle Ferguson                              9,563,000               45.2%
                    4505 W. Hacienda Ave.   # I-1
                    Las Vegas,
                    Nevada 89118

Common Stock        Susan Donohue                                 675,000                3.2%
                    4505 W. Hacienda Ave.#I-1
                    Las Vegas,
                    Nevada 89118

Common Stock        Michael Schulman                                    0                 0.0%
                    250 E. 87th St. Apt. 21E
                    New York, N.Y. 10128


All Officers as a Group and Directors                          10,238,000               48.4%



ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a consulting agreement with CS & S Enterprise, Inc. to provide general and technical building-related services, in the amount of $100,000 per year. Merle Ferguson is a director and shareholder of Affordable and also owns 100% of the stock of CS & S Enterprises, Inc.

The President and Chief Executive Officer has from time to time advanced funds to Affordable or to one of its subsidiaries to assist with working capital requirements. As of September 30, 2000 and 1999, such funds advanced to the Company amounted to $352,674 and $301,545 respectively.

No officer, director, nominee for election as a director, or associates of such officer, director or nominee is or has been in debt to the Company during the past fiscal year except for the following.
On August 10, 2000, the Company issued 300,000 S-8 shares of common stock valued at $131,100 to an officer of the Company as nominee for the purpose of selling the shares on the open market and using the proceeds to pay specific Company expenses. Since the common stock was issued in the officer's name, the officer has a liability to the Company for the value of the shares at the date of issuance.

ITEM 13  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)         Exhibits

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

27.0        Financial Data Schedule


(b)         Reports on Form 8-K.

            Form 8-K filed with the USSEC on October 12,2000

            Items Reported:

                Item No.5- The Co. Changed its name to World Homes, Inc.

                Item No.6-Resignation of Registrant's Directors
                James Pratt resigns as Director

                Item No.7-Financial Statements, Proforma, and
                Exhibits; Co. amends articles of Inc. to reflect name change.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFFORDABLE HOMES OF AMERICA, INC.

Date:  November 14, 2000        By: /s/ Merle Ferguson
                                        --------------
                                        Merle Ferguson
                                        President, CEO and Director


Date:  November 14, 2000        By: /s/ Michael Schulman
                                        ----------------
                                        Michael Schulman
                                        Chief Financial Officer