Form 10QSB
period 2000-12-31
WORLD HOMES INC
filed 2001-02-14
CIK 894501

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C., 20549

                               Form 10-QSB

                              CURRENT REPORT


                  Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

               for quarterly period ended December 31, 2000


                    Commission file number 33-55254-18


      World Homes, Inc.
      (Exact name of registrant as specified in charter)


                Nevada                               87-0434297
   (State of other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)

     4505 W. Hacienda Ave Unit I-1
          Las Vegas, Nevada                             89118
(Address of Principal Executive Office)               (Zip Code)

                                   (702) 579-4888
                (Registrant's Telephone Number, Including Area Code)

Copies To:

Susan Donohue
4505 W. Hacienda Ave. # I-1
Las Vegas, NV 89118
(702) 579-4888



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE OF 1934

  for the transition period from _____________ to _________________

                   Commission File No. 33-55254-18

                  WORLD HOMES, INC.
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

Indicate by check mark whether the registrant (1) has filed all report s reuired to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] yes  []no
[x] yes  []no

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-QSB or any amendment to this
Form 10-QSB.    [x]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                                 Outstanding as of December 31, 2000

$.001 PAR VALUE CLASS A COMMON STOCK                              21,942,379
          VALUE Class A Convertible Preferred Stock                  428,572
          VALUE Class B Convertible Preferred Stock                        0


DOCUMENTS INCORPORATED BY REFERENCE


ITEM 1    BUSINESS

On March 17, 1999, Kowtow, Inc. received 100% of the common stock of Afforable Homes of America, Inc. in a merger. Additionally, Kowtow, Inc. issued 4,000,000 shares of common stock to SCS Enterprises, Inc. Trust, the sole shareholder of Affordable Homes of America, Inc. On the same date the company accepted the resignation of Krista Nielson and Sasha Belliston as Officers and Directors of the Company and elected Merle Ferguson as President, CEO and Chairman of the Board of Directors
 . The Company also elected Susan Donohue as Secretary/Treasurer and as a member of the Board of Directors.

The Company changed its name to Affordable Homes of America, Inc. on March 19, 1999 and obtained a new trading symbol -AHOA. The Company restructured its common stock with a two for one forward split effective March 31, 1999. Affordable Homes of America maintains its principle offices at 4505 W. Hacienda Ave., Unit I-1, Las Vegas, Nevada 89118.

The Company changed its name to World Homes, Inc. on October 12, 2000 and obtained a new trading symbol - WHME. The name change did not affect the September 30, 2000 10QSB, but will affect any filings after October 12, 2000. World Homes maintains its principle offices at 4505 W. Hacienda Ave., Unit I-1, Las Vegas, Nevada 89118.

World Homes, Inc. is in the business of building homes for low income and first time homebuyers. Founded in 1997, the focus of World Homes is to develop and build homes for sale international locations and in the United States with little or no timber products. The Company's methods are patented and are being implemented this year. There are three methods for new home construction. These include:


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

To date, World Homes (Affordable Homes of America) has made two (2) acquisitions:

(a) On April 28, 1999, Affordable Homes acquired Composite Industries of America, Inc. the owner of a patent covering a construction material known as "Z MIX". Z MIX is a cementitious building material and can be used in a two step construction method instead of concrete, dry wall or lumber. The Company believes Z MIX will enable it to build better quality homes at a lower price than if other products were used.

(b) On June 28, 1999 Affordable Homes also acquired Big Mountain Construction Company which holds the exclusive right to build all the houses for the Heartland Homes development. The development is planned for the construction of 136 homes, each on an individual site.

Composite Industries of America, Inc. The acquisition of Composite Industries of America, Inc. was accomplished by exchanging one share of Affordable's common stock for two shares of Composite's common stock. All stock issued by Affordable pursuant to this acquisition is restricted. Affordable the surviving entity, owns the patents formerly owned by Composite. The patents cover a construction material call "Z MIX".
Z MIX is a building material lighter than concrete that can be used in home construction instead of concrete, lumber or dry wall. The patented construction material is a lightweight cementitious insulating mixture with a high compression strength and thermal resistance values up to 30 to 40 times that of standard concrete. It is fire proof, insect proof, has excellent acoustical properties and is easy to clean up. Z MIX can be used for wall and roof panels and can easily be pumped for walls and floors. Z MIX makes a well-insulated cost effective floor that has a slight give to it. Z MIX is excellent for gymnasium floors. This material is used for residential, light commercial and agricultural building. The composition has the unique property of being able to absorb contaminated or hazardous materials, especially petroleum based contaminants and is especially useful in cleaning up and controlling contaminants in underground storage tanks, especially in abandoned or closed service stations.

Affordable also acquired the plans for a "World Home" and a "US Home" made from this material. These plans have been certified by Larson Enginering, Inc. as earthquake resistant in all four seismic regions in the world. Larson Engineering, Inc. also certified that houses built from these materials are able to withstand hurricane winds up to 150 mph. The Company believes that use of Z MIX will permit it to construct lower cost housing at substantial less that the present cost for such hosing. Z MIX can also be used in the manufacturing of utility poles, railroad ties and pallets with substantial savings in
the manufacturing cost of these items.   The Company believes that
the use of Z MIX will broaden its market and increase its profitability.

Big Mountain Construction Company, Inc. The Company acquired Big Mount ain onstruction Company, Inc. for $500,000 paid in restrictive common stock in the amount of 215,983 shares. Big Mountain maintains a general contractor license and has the exclusive right to build out 136 homes for Heartland Homes Estates, an affordable housing project near Tacoma, Washington. Big Mountain's master appraisals are generally $10,000 - $12,000 higher than the selling price. This allows Big Mountain to feature 100% financing for their buyers, including VA and FHA programs. This feature will give Affordable Homes the ability to qualify more omebuyers and close more loans than their competition. Big Mountain Construction has had a presence in the entry-level and one step-up housing market for over 20 years in the State of Washington.

Big Mountain's business is not seasonal although during some snow storms on-site construction generally does not take place unless indoors. The Company uses no special raw materials and the materials it does use are available from numerous suppliers throughout the United States.

World Homes, Inc. (Affordable Homes of America, Inc.) has signed Joint Venture Agreements or strategic alliance agreements with the following companies:

(a) Tristar USA of LA, Inc. and Affordable Homes signed a five-year Joint Venture Agreement on June 22, 2000. Tristar will act as the construction company and Affordable Homes will supply its proprietary
Z MIX material for building affordable housing in Developing Nations, particularly in Nigeria.

(b) AL NASR Trading & Industrial Corporation L.L.C. and Affordable omes signed a three-year Joint Venture Agreement with a 25-year optional extension, on August 17, 2000. AL NASR is to provide a proposal for the establishment of a manufacturing plant for Z MIX in a Middle Eastern country and a working plan for at least four other countriesin the Middle Eastern / Northern Africa area. Affordable Homes will provide its patented Z MIX material and its technical expertise in building affordable housing.

(c) Quadrant Resources Corporation and Affordable Homes signed a stategic alliance agreement for the purpose of expanding the sale of Affordable Homes' patented Z MIX material for home building and manufactured products. Quadrant will bring to the Company funded transactions, saving time and money in the International Sales market.


ITEM 2  PROPERTIES

The Company owns no properties. The Company leases its offices located at 4505 W. Hacienda Ave. Unit I-1, Las Vegas, Nevada 89118 at an annual rent of $7,680.00. The property is leased on a month-to-month agreement.


ITEM 3  LEGAL PROCEEDINGS
World Homes has begun legal proceedings against several defendants in regads to their alleged fraudulent representations concerning funding for the Company and contracts with World Homes, both of which it now believes were non-existent. In separate actions, the Company has sued Euro Federal Bank NV, Gunter Helmut, The American Home Assurance Company, Michael Yang, Phoenix International Financial Services, North Atlantic Financial Services, Christian Zamora and William Fielding & Associates for their misconduct as regards to the Company's efforts to obtain $15,000,000 of debt financing in 1999 and 2000; and for their actions cncerning contracts to purchase $27,000,000 of the Company's product in 2000, the Company has sued Construction Associates LLC, Devon Crenshaw, The American Home Assurance Company, Liberty Re-Insurance Corp., Michael Yang and Hans Klemmer. The Company has alleged, among otherthings, the following causes of action against each named group of defendants: Fraud, Civil Conspiracy, Unjust Enrichment, and Racketeering.

The Company also learned that it had been named in a legal action file d byan individual against an officer of the Company. In that the law suit was initiated and the actions alleged occurred before the Company was formed, and in that the Company was not provided the opportunity to respond to any of the allegations, it feels the actions have no merit and that there will be no adverse effect on the Company. In addition, the Company has taken steps to protect its interests by opposing said action, and by filing a lawsuit against the individual and herattorneys alleging, among other things, Fraud, Civil Conspiracy and Abuse of Process.

The Company has also begun proceedings against Capital General
Corporation, Krista Nielson and Sasha Belliston, alleging improper issuance of the Company's common stock at the time the Company merged with Kowtow, Inc.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company security holders for a vote during the period ending December 31, 2000.


ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's common stock traded on the NASD Over-the-Counter Bulletin Board under the symbol "AHOA" until October 12, 2000, after which it is trading under the symbol "WHME". The stock has traded between $3.125 per share and $0.25 per share. There are approximately 1268 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, including the corresponding footnotes, which is included within this report. The following discus-sion contains certain forward-looking statements within the meaning of Securities Act of 1933 as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to those set forth below and the risk factors described in the Company's other filings with the Securities and Exchange Commission.

World Homes, Inc, is a homebuilding and development company in the development stage focusing on building for low-income and first-time homebuyers. The Company has and will continue to develop new building techniques and patented products that significantly reduce the overall cost and time, while maintaining or increasing the quality and integrity of new home construction. The Company's plan is to develop and build its World Home for sale outside the United States in develop-ing nations where there is an immediate need for permanent affordable shelter.The patented Z MIX material used in the World Home provides protection from natural elements ( hurricanes and earthquakes) and is fireproof.

World Homes' immediate focus is to enter into licensing and/or joint venture affiliations in which it will supply its proprietary, patent-protected Z MIX material to established companies for use outside the United States in home construction and other applications such as railroad ties, utility poles and environmental remediation. The Company believes this approach to be the fastest route for the pene-tration into the global marketplace.

The Company projects that the revenues received from licensing Z MIX technology will be recognized by the Company without incurring the usual development and labor expenses associated construction projects.

Results of Operations

Year ended December 31, 2000 vs. December 31, 1999

Revenues. World Homes, Inc. is presently a development stage company. Accordingly, the Company has no revenues for the Quarter ended December 31, 2000. The Company has signed several joint ventures and agreements and projects significant revenues for the beginning of next fiscal year.Operation Expenses. Operating expenses are comprised of General and Administrative Expenses which consists primarily of amor-tization of patent expense, professional fees, product development expense and office expense.Amortization expense amounted to $260,625 during the periods ended December 31, 2000 and December 31, 1999.
The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date, April 28, 1999).

Operating expenses decreased from $791,530 for the three months ended December 31, 1999 to $554,669for the three months ended
December 31, 2000.

Net Loss. As a result, our net loss increased from $235,782 to $178,774for the three months ended December 31, 2000 from the three months ended December 31, 1999.

Liquidity and Capital Resources

World Homes is currently a development stage company, however management projects that during the next twelve months revenue derived from one or more of the signed joint ventures, or the proceeds from a private placement which is under negotiations should be sufficient to finance the Company's working capital and capital expenditures.

Although World Homes believes that the revenues projected over the next twelve months will be significant, we are presently in negotia-tions for a private placement for immediate funds. The Company is confident that with its product and technology, signed joint ventures and stronger balance sheet, that it will successfully complete a private placement. In the event that the Company does not secure additional financing, the company has made provisions for working capital, for the next twelve months.


ITEM 6A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market risk sensitive instruments or market risk exposures.


ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules attached to this Form 10-QSB.


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

NAME                 AGE     POSITION
Merle Ferguson       54      President, CEO and Chairman of the Board
Michael Schulman     44      Chief Financial Officer
Susan Donohue        48      Secretary/Treasurer and Director


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

Susan Donohue is the Secretary/Treasurer and a Director of the Company. She was one of the two founders of Zawada Technologies, Inc. At Zawada Technologies she worked directly with Joseph Zawada on the research of the Z MIX product. Zawada Technologies merged with Composite Industries, Inc. Ms. Donohue joined Affordable Homes when Composite
merged with Affordable Homes of America, Inc.   Ms. Donohue attended
the University of Wisconsin at Stevens Point with a focus in sociology and psychology. Ms. Donohue also attended Cardinal Stritch College of Madison, where she majored in Business Administration.

Michael Schulman joined Affordable Homes of America as Chief Financial Officer in June of 2000. He previously served as CFO for two publicly-traded companies; FindWhat.com, a pay for position search engine and Gotham Apparel Corp., a women's apparel company. Mr. Schulman also was a CFO for International Product Options Corp. and a Controller for one of the Avnet Companies. Mr. Schulman received a Masters Degree in Finance and a Bachelor's Degree in Accounting from St. John's University and brings over 20 years of financial experience to the position.


ITEM 10  EXECUTIVE COMPENSATION

World Homes, Inc. does not currently pay salaries to its officers. Merle Ferguson and Susan Donohue are paid through business management services agreements with the Company. The agreements that were signed on March 19, 1999 are for a period of five yeas. Merle Ferguson is to be paid $150,000 per year and Susan Donohue is to be paid $60,000 per year. The compensation is for services as directors and officers, specific senior roles, consulting services with regards to corporate operations and day-to-day duties and responsibilities of running the corporate office.

Michael Schulman, Chief Financial Officer has agreed to an annual compensation of $150,000 per annum effective July 1, 2000, and has received compensation to date in the form of an S-8 issuance of stock and cash.

New management contracts are currently in negotiations for all executive officers.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2000, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

Title of class      Name and address of beneficial owner           Amount of              Percent of class
                                                               beneficial ownership

Common Stock        Merle Ferguson                                 10,138,000                  46.6%
                    4505 W. Hacienda Ave.   # I-1
                    Las Vegas,
                    Nevada 89118

Common Stock        Susan Donohue                                     675,000                   3.1%
                                 4505 W. Hacienda Ave.#I-1
                                 Las Vegas,
                                 Nevada 89118

Common Stock        Michael Schulman                                  125,000                   0.6%
                                250 E. 87th St. Apt. 21E
                                New York, N.Y. 10128


All Officers as a Group and Directors                              10,938,000                  50.3%


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a consulting agreement with CS & S
Enterprise Inc. to provide general and technical building-related services,in the amount of $100,000 per year. Merle
Ferguson is a director and shareholder of World Homes, Inc and also owns 100% of the stock of CS & S Enterprises, Inc.

The President and Chief Executive Officer has from time to time advanced funds to World Homes, Inc or to one of its subsidiaries to assist with working capital requirements.
As of December 31, 2000 and 1999, such funds advanced to the Company amounted to $443,699 and $341,154 respectively.

No officer, director, nominee for election as a director, or associates of such officer, director or nominee is currently in debt to the Company.



ITEM 13  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)         Exhibits

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

27.0        Financial Data Schedule


(b)   Reports on Form 8-K.

     (i)Form 8-K Filed on 10-13-2000.

         Item no. 5-The company changed it name to
                    World Homes, Inc.

         Item no. 6-Resignation of Registrant's directors;
                    James Pratt resigns as Director.

         Item no. 7-Financial statements proforma and Exhibits;
                    Company: Amendment to the Articles of
                    Incorporation changing name to World
                    Homes, Inc.


     (ii)Form 8-K Filed on 2-5-2001.

           Item No. 5.- Other Events.

           The Company hired Jon Nicolaisen as President and CEO as replacement to Merle Ferguson, who remains
           Chairman of the Board.

           The Company accepted the resignation of Michael
           Schulman as ChiefFinancial Officer and appointed
           Susan Donohue as interim CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLD HOMES, INC.

Date:  January 31, 2001        By: /s/ Merle Ferguson
                                       --------------
                                       Merle Ferguson
                                       President & CEO


Date:  January 31, 2001        By: /s/ Susan Donohue
                                       ----------------
                                       Susan Donohue
                                       Secretary/Treasurer




                 WORLD HOMES,  INC. AND SUBSIDIARIES
                    (a development stage company)

                     CONSOLIDATED BALANCE SHEETS

                     DECEMBER 31, 2000 and 1999

ASSETS                                                              2000            1999

Cash in banks                                             $            331       $   (2898)
Employee advances                                                        0               0
Advances to Kampen and Associates, Inc.                                  0         104,157
Advances to Omega International, Inc.                                    0         224,140
Land and land development costs                                          0         760,577
Capitalized costs                                                        0               0
Capitalized interest expense                                             0               0
Other assets                                                        52,858         239,131
Deferred tax asset                                               2,262,655         496,638
Machinery & equipment - at cost, less accumulated
        depreciation of $87,984 and $62,217 as of
        December 31, 2000 and 1999, respectively                    81,210         100,909

Patents - at cost, less accumulated amortization
        of $1,737,500 and $695,000 as of December 31,
        2000 and 1999, respectively                             15,199,974      16,242,474

Goodwill - net of accumulated amortization of $30,618
        and $10,206 as of December 31, 2000 and
        1999, respectively                                         378,581         397,901
                                                                   -------         -------
        TOTAL ASSETS                                        $   17,975,609    $ 18,563,029
                                                                ==========      ==========


                      WORLD HOMES, INC. AND SUBSIDIARIES
                        (a development stage company)
                         CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2000 and 1999

LIABILITIES AND STOCKHOLDERS' EQUITY                                2000            1999
LIABILITIES                                                      ---------      ----------
  Accounts payable                                           $      46,992     $    19,068
  Accrued expenses                                                 185,650         358,132
  Accrued interest payable                                               0         258,056
  Notes payable                                                     35,167       1,869,004
  Loans and advances from related parties                          365,174         326,545
  Auto loan                                                         10,247               0
  Deferred tax liability                                         5,302,835       5,722,037
  Land purchase options                                                  0       3,400,000
                                                                ---------       ----------
TOTAL LIABILITIES                                                5,946,065      11,952,842
                                                                 =========      ==========

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Convertible preferred stock class A ($.001 par value,
        5,000,000 shares authorized; 428,572 shares
        issued and outstanding as of December 31, 2000
        and 1999, respectively)                                  1,511,086       1,511,086
      Convertible preferred stock class B ($.001 par value,
        5,000,000 shares authorized; no shares issued and
        outstanding as of December 31, 2000 and 1999)                    0               0
      Common stock ($.001 par value, 100,000,000
        shares authorized, 21,737,896 shares and
        18,549,402 shares issued and outstanding as of
        December 31, 2000 and 1999, respectively)                   21,942          18,549
  Additional paid-in capital                                    16,736,361      13,492,699
  Officer loan receivable                                                0               0
  Deficit accumulated during the development stage              (6,239,845)     (8,412,147)
                                                                ----------       ----------
        Total Stockholders' Equity                              12,029,544       6,610,187
                                                                ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                       $  17,975,609    $ 18,563,029
                                                                ==========      ==========


                      WORLD HOMES, INC. AND SUBSIDIARIES
                        (a development stage company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000

                          Deficit
                          Convertible             Convertible           Common
                          Preferred                Preferred             Stock
                          Stock A                   Stock B         .001 Par Value
                          Shares  Amount         Shares Amount       Shares  Amount
                          -------------          -------------       --------------
Opening balance
- October 1, 2000         428,572  $1,511,086       0    $  0     21,142,379   $21,142

Issuance of common
 stock for legal and
 consulting services
 rendered                                                            675,000       675

Payment to officer
  in lieu of salary                                                  125,000       125
                          -------   ---------     ----  -----     ----------    ------

Closing balance
- December 31, 2000       428,572  $1,511,086        0   $  0     21,942,379   $21,942
                          =======   =========     ====  =====     ==========    ======



                      WORLD HOMES, INC. AND SUBSIDIARIES
                        (a development stage company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (continued)
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                           Deficit
                           Convertible             Convertible         Common
                           Preferred               Preferred           Stock
                           Stock A                 Stock B             .001 Par Value
                           Shares    Amount        Shares   Amount     Shares      Amount
                            -------------           -------------        --------------
Opening balance
- October 1, 1999        428,572  $1,511,086       $0        $0       18,549,402   $18,549

                         -------   ---------       -----  --------    ----------   ------

Closing balance
- December 31, 1999      428,572  $1,511,086        0         0       18,549,402   $18,549
                         =======   =========       =====  ========    ==========   ======


                      WORLD HOMES, INC. AND SUBSIDIARIES
                        (a development stage company)

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        DURING THE DEVELOPMENT STAGE

              FOR THE THREE MONTHS ENDED  DECEMBER 31, 2000 and 1999


                                                             2000              1999
  General and Administrative expenses
    Operating expenses                                  $   280,625        $   517,493
    Depreciation and amortization                           274,044            274,037
                                                            -------          ---------
      Total general and administrative expenses             554,669        $   791,530
                                                            -------          ---------
  (Loss) from operations                                   (554,669)          (791,530)
    Other income and expense                                -------          ---------
    Interest and other income                                     0                  7
    Interest expense                                         (1,113)              (584)
    (Loss) on sale of land                                        0                  0
                                                            -------          ---------
  Total other income and (expense)                           (1,113)              (577)
                                                            -------          ---------
  Net (loss) before income taxes                           (555,782)          (792,107)
                                                            -------          ---------
  Benefit for income taxes                                  320,000            613,333
                                                            -------          ---------
         Net (loss)                                    $   (235,782)       $  (178,774)
                                                            -------          ---------

Net (loss) per common share                            $      (0.01)       $     (0.01)
                                                            -------          ---------
Weighted average number of
 shares outstanding                                      21,623,698         17,799,402
                                                         ==========         ==========

                       WORLD HOMES, INC. and SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 and 1999

                                                             2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) from
   development stage operations                        $   (235,782)        $ (178,774)

ADJUSTMENTS TO RECONCILE NET LOSS
FROM DEVELOPMENT STAGE OPERATIONS
TO CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization                               274,044            274,037
Benefit of deferred tax liability                           (86,550)           (86,550)
Loss on sale of land                                              0                  0
Stock issued for services                                   224,500                  0
Reduction of officer loans as
  repayment for services                                    101,749                  0
 (Increase) decrease in assets:
Employee and other advances                                 (18,500)           (71,588)
Other receivables                                                 0                  0
Capitalized costs                                           (64,186)                 0
Other assets                                               (143,718)          (239,131)
Deferred tax asset                                         (780,380)          (280,029)
Increase (decrease) in liabilities:
Accounts payable                                             (9,212)             7,917
Accrued expenses                                            (84,798)               735
Accrued interest payable                                          0             32,274
Total Adjustments                                            42,123              8,064
Net cash provided by (used in) operations                   (35,976)            (7,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment acquisitions                                            0                  0
Net cash (used in) investing activities                           0                  0

        Subtotal                                           (219,424)            (7,400)

F - 6

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties                                78,525             14,609
Repayment of officer loans                                   27,100                  0
Repayments of loans                                               0                  0
Payments towards land purchase option                             0                  0

Net cash from financing activities                          105,625             14,609

Net Increase (decrease) in Cash in banks                    (31,764)           (16,334)


Cash in banks - Beginning of period                          32,095             13,436

Cash in banks - End of period                           $       331          $   (2898)

Supplemental Disclosure of cash flow information:

Cash Paid During the Year for:
         Interest expense                               $     1,113          $     577

         Income taxes                                   $         0          $



                   NON-CASH INVESTING AND FINANCING TRANSACTIONS


On July 21, 1999, Affordable issued 300,000 shares of common stock valued at $318,000 in connection with investment banking services.

During the three months ended September 30, 1999, Affordable issued 1,000,00 shares of common stock valued at $1,170,000 to various individuals for legal and consulting services performed.

During the three months ended September 30, 2000, Affordable issued 425,000 shares of common stock valued at $185,725 for legal and consulting services performed.

On May 25, 2000, Affordable issued 327,511 shares of common stock valued a $191,749 to an officer of the company to pay specific company expenses. Accordingly, an officer loan receivable was recorded for $191,749 and was reflected as a reduction of stockholders' equity at
June 30, 2000.   An additional 300,000 shares valued at $131,000 was
issued to the officer during the quarter ended September 30, 2000. During this quarter, the $163,000 was repaid to the company. The loan was also reduced by an additional $31,000 in exchange for services.

During the three months ended December 31, 2000, World Homes issued 67 5,00 shares of common stock valued at $184,500 to various individuals for legal and consulting services performed and 125,000 shares of common stock valued at $40,000 to an officer of the Company in lieu of salary. During this quarter, $27,100 was repaid to the company and an officer loan was reduced by an additional $101,749 in exchange for services.


                         WORLD HOMES, INC. and SUBSIDIARIES
                           (a development stage company)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 2000 and 1999

NOTE 1 - General and Summary of Significant Accounting Policies

(A)        - Nature of Business

Affordable Homes of America, Inc. (Affordable-Nevada), was incorporated under the laws of the state of Nevada on February 10, 1997. On March 17, 1999, Affordable-Nevada was merged into Kowtow, Inc., a non-operat-ing public shell corporation, through exchange of 80% of the issued and outstanding shares of Kowtow's common stock for 100% of the outstanding common stock of Affordable. Kowtow, a Utah corporation, was incor-porated on March 7, 1986. Kowtow's legal name was changed to Afford-able Homes of America, Inc., (Affordable). The acquisition is considered to be a capital transaction, in substance equivalent to the issuance of stock by Affordable-Nevada for the net monetary assets of Kowtow, accompanied by a re-capitalization of Affordable. Common stock and additional paid-in capital have been restated to reflect the re-capitalization for all periods presented. Affordable Homes of America, Inc.'s legal name was changed to World Homes, Inc. on October 12, 2000.

World Homes, (formerly Affordable Homes) is a development stage company prmarily in the business of land development and the construction of residential houses. In addition, on April 15, 1999, Composite Indus-tries, Inc. (Composite) was merged into Affordable. Composite, also a development stage company, was in the process of developing and commer-cializing a compound to be used in the construction process referred to as Z-MIX asmore fully described in Note 2.

World Home's operations include its wholly owned subsidiary Big
Mountain Cnstruction Company, Inc. which is a general building con-tractor. During the quarter ended September 30, 1999, Affordable's operations also included Kampen associates, Inc., M.P. Hall Enterprises, Inc. and Realty Center, Inc. Operations for those three subsidiaries terminated during the quarter with the preferred stock issued to M.P. Hall and Realty Center, Inc. rescinded.

World Home's corporate headquarters are located in Las Vegas, Nevada.



(B)        - Consolidated Net (Loss) per Common Share

Consolidated net (loss) per common share is computed on the basis of the wighted average number of common shares and equivalents outstanding during the period. The weighted average number of shares of common stock outstanding was used to compute basic loss per share for the per iods from December 31, 2000 and 1999.

(C)        - Cash and Cash Equivalents

World Homes considers all highly liquid debt instruments purchased with maurities of 90 days or less to be cash equivalents for financial statement purposes.

(D)        - Income Taxes

No income taxes were provided during each of the fiscal years presented since Affordable incurred losses during the development stage. Nor-mally, taxes are provided on all revenue and expense items included in the Consolidated Statements of Operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.

(E)        - Depreciation

World Homes depreciates equipment, vehicles and machinery on a straight-lie basis over five to seven years for financial reporting purposes.

(F)        - Patents

World Homes amortizes its patent rights from the date of acquisition on a straight-line basis over its remaining life of 16 years.

(G)        - Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and as sumpions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense s during the reporting period. Actual results could differ from those estimates.

(H)        - Basis of Presentation

The accompanying consolidated balance sheets and related statements of opertions during the development stage, stockholders' equity and cash flows includes the accounts of World Homes, Inc., Kampen and Associate s, Inc., Big Mountain Construction Company, Inc., Realty Center, Inc. and Composite Industries of America, Inc. as of December 31, 1999 and for the three months then ended. Significant inter-company transaction s or balances have been eliminated. The financial statements include the operations of World Homes and Big Mountain only for the three months ended December 31, 2000.

Note 2 - Patent

Acquisition

On April 28, 1999 Affordable acquired Composite Industries of America, Inc. for 6,514,270 shares of Common Stock of Affordable valued at $2.69 pe share or $17,523,386. Composite Industries of America, Inc.'s most significant asset was a patent covering the construction material "Z-MIX". Z-MIX is a cementitious building material that can be used in a two-step construction method instead of cement, drywall or lumber. Affordable believes Z-MIX will enable it to build a better quality home at a lower price than if other building products were used. Management assigned a net value of $17,198,099 to the patent based upon the fair arket value (the average of the closing stock prices of Affordable's common stock two days prior to and two days after the acquisition date) of Affordable's common stock issued to
acquire Composite.   The gross value resulting from the application of
the average fair market value less the value of all other assets ac-quired was discounted by 25% in recognition of the restricted nature of the stock issued as well as the fact that the common stock was thinly traded during the period encompassing the acquisition date.

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

Restatement

During the fiscal year ended June 30, 1999, Affordable originally recorded the patent at the accumulated out-of-pocket costs incurred by Composite to secure the patent ($394,313). That cost basis was subse-quently deemed to be incorrect as there was crucial information about the legal form of the transaction that was not disclosed until the current year and which mandated a different accounting treatment. Specifically, it was originally reported that Composite Industries merged into Affordable. In fact, Affordable acquired Composite by issuing 6,514,270 shares of its stock to acquire all of the shares of Composite Industries ten merged. Affordable's stock issued to the shareholders of Composite for the acquisition of the patent was valued at $17,198,099. Management believes that in light of the new informa-tion and the resulting accounting ramifications that a revision was required in the financial statements.

For accounting purposes, the upward adjustment of the carrying value of the patent is being reflected as a testatement of financial statemen ts as of June 30, 2000 and 1999. The net increase in the acquisition value of thepatent was recorded as an increase to paid-in capital net of deferred tax liabilities and amortization expense for 1999 was increased by $134,319 as a result of the higher cost basis.


NOTE 3  -  Officer loan receivable

On May 25, 2000, the company issued 327,511 shares of common stock valued t $191,749 to an officer of the company as nominee for the pur-pose of selling the shares on the open market and using the proceeds to pay specific company expenses. Since the common stock was issued in the officer's name, the officer has a liability to the company for the value of the shares at the date of issuance. Accordingly, an officer loan receivable was recorded for $191,749 and was reflected
as a reduction of stockholders' equity at June 30, 2000.   An
additional 300,000shares valued at $131,000 was issued to the officer during the quarterende September 30, 2000. During this quarter, the $163,000 was repaid to the company and the loan was reduced by an additional $31,000 for in exchange for services. During the quarter ended December 31, 2000, $27,100 was repaid to the company and the loan was reduced by an additional $101,749 in exchange for services, settling the loan receivable in full.

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

M.P. Hall Enterprises, Inc. - On April 27, 1999, Affordable acquired 100% f M.P. Hall's common stock in exchange for 100,000 shares of preferred B stock for a total purchase price of $550,000. M.P. Hall's assets consisted of land and development costs incurred to build a motel in Washington State. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction. Affordable rescinded thetransaction during the year ended June 30, 2000.

Big Mountain Construction Company, Inc. - Effective June 28, 1999, Affordale purchased 100% of the common and preferred stock of Big Mountain Construction Company, Inc. for 215,983 restrictive common shares of Affordable valued at $2.43 per share for a total purchase price of $525,120. The acquisition was treated as a purchase for financial reporting purposes. Goodwill in the amount of $408,197 was recognized in the transaction. Goodwill is amortized on the straight-line basis over twenty years commencing July 1, 1999.

Realty Center, Inc. - Effective June 28, 1999, Affordable purchased 100% of the common stock of Realty Center, Inc. for 114,286 convertible Class A preferred shares of Affordable valued at $3.50 per share for a total purchase price of $400,000. Realty Center's assets consisted of a 25% joint venture interest in a real estate development project know n as Heartland Homes. Further, Affordable acquired an additional 25% interest in Heartland Homes directly by issuing an additional 114,286 shares of convertible Class A preferred stock. Immediately after Affordable's acquisition of Realty Center, Affordable transferred it's 25% in Iterest in Heartland into Realty Center. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction. When the anticipated financing from Eurofederal Bank, NV failed to materialize, (see Note 15) Affordable decided that it was in the best interest of all parties to rescind the transaction during the year ended June 30, 2000.

Note 5 - Commitments and contingencies

During the year ended June 30, 2000, Affordable issued 45,000,000 shares of common stock to Eurofederal Bank, NV as collateral on an anticipated loan and financing agreement. Funds were in fact not extended toAffordable andthe stock certificates were stopped. Eurofederal Bank has stated that it destroyed the shares. The transfer agent has cancelled these shares in total. A law suit has been filed by the company.


Note 6 - Machinery and Equipment


Depreciation expense was incurred for the three months ended December 31, 2000 and 1999 respectively, and is included in general and adminis-trative expense.

NOTE 7 - Income Taxes

World Homes accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109,
Accounting for Income Taxes (SFAS 109).

The only differing method of reporting income for tax purposes as compared to financial reporting purposes was in connection with the
acquisition of patent rights for common stock.   As there are no state
income taxes to be considered, the income tax provision is computed at the federal statutory rate of 34%.

The valuation allowance provided for the periods are based on management's valuation of the likelihood of realization. Management has concluded that the income tax benefit provided in the Statements of Operations during the Development Stage be limited to the amount of benefit accreted by the amount of deferred liability in connection with the non-deductible portion of the amortized patent since no other future benefit can be assured. World Homes incurred net operating losses for financial reporting purposes through December 31, 2000 available to offset future income for financial reporting purposes expiring in 2021.


NOTE 8 - Loans and Notes Payable

The following schedule summarizes loans and notes payable by subsidiary as of June 30, 1999 and 2000:

                                                         2000          1999

Big Mountain Construction Company, Inc.
$33,000 equipment loan dated May 20, 1999
secured by excavating equipment payable at $1,664
per month including interest at 20.9% per annum
with the final installment due on May 20, 2001          10,167         19,512


A promissory note will be issued, with down
payment received of $25,000. An additional
amount $100,000 will be included in the next
filing, when received                                   25,000            0
                                                        ------         ------



NOTE 9 - Related Party Transactions

The Company entered into consulting agreements with certain members of the ompany's Board of Directors and stockholders to provide services on various strategic and business issues. Total fees paid for such services by the Company either in stock or cash during each of the three months ended December 31, 2000 and 1999 amounted to $224,500 and $0 and are included in General and Administrative fees in the statement of operations.

Management believes the transactions were at arm's length.

The President and Chief Executive Officer has from time to time advanced funds to World Homes (Affordable) or one of its subsidiaries to assist with working capital requirements. As of December 31, 2000 and 1999, such funds advanced to the company amounted to $363,674 and
301,545 respectively.    In addition, the joint venture construction
project known as Heartland Homes advanced $14,500 to Big Mountain Construction Company, Inc. These advances are non-interest bearing and are short-term in nature.

NOTE 10 -  Industry Segment Information

With the consolidation of operations and abandonment of certain assets, maagement has determined that there are no major business segments in that the company's operations are all related to the building and con-struction industry. Accordingly, no such operations are reported.


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE COMPANY'S BALANCE SHEET AND STATEMENT OF OPERATIONS FOR QUARTER ENDING DECEMBER 31, 2000