Form 10QSB/A
period 2000-09-30
WORLD HOMES INC
filed 2001-02-22
CIK 894501

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
                                                         ==========         ==========

                       WORLD HOMES, INC. and SUBSIDIARIES
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 and 1999

                                                             2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) from
   development stage operations                        $   (235,782)        $ (178,774)

ADJUSTMENTS TO RECONCILE NET LOSS
FROM DEVELOPMENT STAGE OPERATIONS
TO CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization                               274,044            274,037
Benefit of deferred tax liability                           (86,550)           (86,550)
Loss on sale of land                                              0                  0
Stock issued for services                                   224,500                  0
Reduction of officer loans as
  repayment for services                                    101,749                  0
 (Increase) decrease in assets:
Employee and other advances                                 (18,500)           (71,588)
Other receivables                                                 0                  0
Capitalized costs                                           (64,186)                 0
Other assets                                               (143,718)          (239,131)
Deferred tax asset                                         (780,380)          (280,029)
Increase (decrease) in liabilities:
Accounts payable                                             (9,212)             7,917
Accrued expenses                                            (84,798)               735
Accrued interest payable                                          0             32,274
Total Adjustments                                            42,123              8,064
Net cash provided by (used in) operations                  (822,833)            (7,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment acquisitions                                            0                  0
Net cash (used in) investing activities                           0                  0

        Subtotal                                           (219,424)            (7,400)

F - 6

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties                                78,525             14,609
Repayment of officer loans                                   27,100                  0
Repayments of loans                                               0                  0
Payments towards land purchase option                             0                  0

Net cash from financing activities                          105,625             14,609

Net Increase (decrease) in Cash in banks                     69,649            (16,334)


Cash in banks - Beginning of period                          32,095             13,436

Cash in banks - End of period                           $       331          $   (2898)

Supplemental Disclosure of cash flow information:

Cash Paid During the Year for:
         Interest expense                               $     1,113          $     577

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