Form 10QSB
period 2001-03-31
WORLD HOMES INC
filed 2001-05-21
CIK 894501

==============================================================================

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                   Commission file number 33-55254-18

==============================================================================

                          WORLD HOMES, INC.
        (Exact name of registrant as specified in its charter)

                               NEVADA
    (State or other jurisdiction of incorporation or organization)

                             87-0434297
                (I.R.S. Employer Identification No.)

              4505 W. Hacienda Ave Unit I-1
                    Las Vegas, Nevada                       89118
   (Address of registrant's principal executive offices)  (Zip Code)

                            (702) 579-4888
         (Registrant's Telephone Number, Including Area Code)

==============================================================================


 Copies To:  Susan Donohue 4505 W.
             Hacienda Ave. # I-1 Las Vegas, NV 89118 (702) 579-4888

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all report s required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x] yes [ ]no
[x] yes [ ]no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-QSB or any amendment to this Form 10-QSB. [x]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                      Outstanding as of March 31, 2001

$.001 PAR VALUE CLASS A COMMON STOCK                 22,482,379
          VALUE Class A Convertible Preferred Stock     428,572
          VALUE Class B Convertible Preferred Stock           0

TABLE OF CONTENTS                                        PAGE

PART I-FINANCIAL INFORMATION..............................1

Item 1. Financial Statements ....................... F-1-F-13


Item 2. Management's Discusssion and Analysis of
        Financial Condition and Results of
        Operations....................................... 2

Item 3.  Description of Property......................... 3

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding.................................3

Item 2. Changes in Securities and Use of Procedds.........3

Item 3. Defaults Upon Senior Indebtedness.................3

Item 4. Submission of Matters to a Vote of Security
Holders...................................................4

Item 5.  Other Information................................4

Item 5A Security Ownership of Certain Beneficial
        Owners and Management.............................5

Item 6.  Exhibits and Reports on Form 8-K.................5

SIGNATURES................................................5


PART I- FIANACIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 and JUNE 30, 2000 (unaudited).............F-1

CONSOLIDATED STATEMENTS OF OPERATIONS
DURING THE DEVELOPMENT STAGE FOR THE NINE
MONTHS ENDED MARCH 31, 2001 and 2000 (unaudited).........F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
DURING THE DEVELOPMENT STAGE
FOR THE THREE MONTHS ENDED
MARCH 31, 2001 and 2000(Unaudited).......................F-3


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY FOR THE NINE MONTHS ENDED
MARCH 31, 2001(unaudited)................................F-4

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY FOR THE YEAR ENDED JUNE 30, 2000 (audited)........F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2001 and 2000(unaudited)...................F-6 to F-8

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2001 and 2000............................ .F-9 to F-13

                         WORLD HOMES, INC. AND SUBSIDIARIES
                    (Formerly Affordable Homes of America, Inc.)
                            (a development stage company)

                            CONSOLIDATED BALANCE SHEETS

                          MARCH 31, 2001 and JUNE 30, 2000

                                                                          (Unaudited)
        ASSETS                                                               2001                    2000
------------------------------------                                    --------------          -----------
Cash in banks                                                          $         3,595         $     18,516
Employee advances                                                                    -               67,423
Prepaid expenses                                                                45,000                    -
Land and land development costs                                                      -              449,206
Capitalized costs                                                               61,606                    -
Capitalized interest expense                                                         -               44,059
Other assets                                                                    80,060               80,060
Deferred tax asset                                                           2,262,655            2,262,655
Machinery & equipment - at cost, less accumulated
        depreciation of $34,749 and $73,226 as of March
        31, 2001 and June 30, 2000, respectively                                27,891               95,968

Patents - at cost, less accumulated amortization of
        $1,998,125 and $1,216,250 as of March 31, 2001
        and June 30, 2000, respectively                                     15,199,974           15,981,849

Goodwill - net of accumulated amortization of
        $20,410 as of June 30, 2000                                                  -              387,787


        TOTAL ASSETS                                                   $    17,680,781         $ 19,387,523



LIABILITIES AND STOCKHOLDERS' EQUITY                                         2001                    2000
------------------------------------                                    --------------          -----------
LIABILITIES
        Accounts payable                                               $        38,166         $     55,024
        Accrued expenses                                                       122,730              195,360
        Notes payable                                                                -              310,774
        Loans and advances from related parties                                265,206              281,434
        Auto loan                                                                9,550               12,720
   Deferred tax liability                                                    5,049,734            5,309,385

        TOTAL LIABILITIES                                                    5,485,386            6,164,697

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Convertible preferred stock class A ($.001 par value,
        5,000,000 shares authorized; 428,572 shares
        issued and outstanding as of March 31, 2001 and
        June 30, 2000, respectively)                                         1,511,086            1,511,086
        Convertible preferred stock class B ($.001 par value,
                5,000,000 shares authorized; no shares issued and
        outstanding as of March 31, 2001 and June 30, 2000)                          -                    -
        Common stock ($.001 par value, 100,000,000 shares
        authorized, 22,482,379 shares and 20,417,379 shares
         issued and outstanding as of March 31, 2001and
                        June 30, 2000, respectively)                            22,482               20,417
  Additional paid-in capital    16,819,440                                  16,195,761
    Officer loan receivable     (    134,849    )                             (191,749)
    Deficit accumulated during the development stage                        (6,022,764)          (4,312,689)

TOTAL STOCKHOLDERS' EQUITY        12,195,395                                13,222,826

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    17,680,781         $ 19,387,523


F-2

                         WORLD HOMES, INC. AND SUBSIDIARIES
                    (Formerly Affordable Homes of America, Inc.)
                            (a development stage company)

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                           DURING THE DEVELOPMENT STAGE


                FOR THE NINE MONTHS ENDED MARCH 31, 2001 and 2000

                                                                  2001                    2000
------------------------------------                          --------------          -----------
        General and Administrative expenses
        Operating expenses                                     $    760,058        $    188,109
        Depreciation and amortization                               822,132             829,771

                Total general and administrative expenses         1,582,190           1,017,880

        (Loss) from operations                                   (1,582,190)         (1,017,880)

Other income and (expense)
        Interest and other income                                     4,985               3,462
        Interest expense                                             (3,243)            (36,908)
        Gain (loss) on forgiveness of debt                          216,430            (136,815)
        (Loss) on sale of land                                     (197,650)                  0
        Gain on sale of automobile                                    4,182                   0
        (Loss) on abandonment of land                              (412,241)         (1,604,167)

                Total other income and (expense)                   (387,537)         (1,774,428)
  Net (loss) before income taxes                                 (1,969,727)         (2,792,308)

  Benefit for income taxes                                          259,652           1,584,164

        Net (loss)                                             $ (1,710,075)       $ (1,208,144)


Net (loss) per common share                                    $      (0.08)       $      (0.07)

Weighted average number of
 shares outstanding                                              21,503,164          18,472,396


F -3
                       WORLD HOMES, INC. AND SUBSIDIARIES
                    (Formerly Affordable Homes of America, Inc.)
                            (a development stage company)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2001 and 2000

                                                                  2001                    2000
------------------------------------                          --------------          -----------
        General and Administrative expenses
        Operating expenses                                    $     440,164        $     32,200
        Depreciation and amortization                               274,044             274,562

                Total general and administrative expenses     $     714,208        $    306,762

        (Loss) from operations                                     (714,208)           (306,762)
        Other income and expense
        Interest and other income                                     9,163                 988
        Interest expense                                             (1,443)            (18,785)
        Gain on forgiveness of debt                                 216,441              87,326
        Gain on sale of automobile                                    4,182                   0
        (Loss) on abandonment of land                              (412,241)         (1,604,167)

  Total other income and (expense)                                 (183,898)         (1,534,638)
  Net (loss) before income taxes                                   (898,106)         (1,841,400)

  Benefit for income taxes                                          173,101             528,055

        Net (loss)                                            $    (725,005)       $ (1,313,345)


Net (loss) per common share                                   $       (0.03)       $      (0.07)

Weighted average number of
 shares outstanding                                              22,284,379          18,809,402



F -4

                         WORLD HOMES, INC. AND SUBSIDIARIES
                    (Formerly Affordable Homes of America, Inc.)
                            (a development stage company)

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE NINE MONTHS ENDED MARCH 31, 2001


                                           Convertible               Convertible          Common
                                           Preferred                 Preferred            Stock
                                           Stock A                      Stock B           .001 Par Value
                                          Shares  Amount            Shares  Amount       Shares  Amount
                                         -------   ----------    -----    -------    ----------  --------
Opening balance - July 1, 2000           428,572   $1,511,086        0    $     0    20,417,379  $ 20,417

Issuance of common stock for legal
 and consulting services rendered                                                     1,765,000     1,765

Issuance of common stock recorded
 as loan to officer to cover company
 expenses                                                                               300,000       300

Repayment of officer loans

Reduction of officer loan for
 services rendered

Advances to officers

Net loss during the development
 stage for the nine months ended
 March 31, 2001
                                         -------   ----------    -----    -------    ----------  --------
Closing balance - March 31, 2001         428,572   $1,511,086        0    $     0    22,482,379  $ 22,482
                                         =======   ==========    =====    =======    ==========  ========

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED MARCH 31, 2001 (continued)

                                                                                Deficit
                                                                                Accumulated
                                              Additional      Officer            during the        Total
                                              Paid-in            loan           Development     Stockholders'
                                              Capital          receivable        Stage             Equity
                                           ------------     ----------       ------------       ------------
Opening balance - July 1, 2000             $ 16,195,761     $ (191,749)      $ (4,312,689)      $ 13,222,826

Issuance of common stock for legal
 and consulting services rendered               492,879                                              494,644

Issuance of common stock recorded
 as loan to officer to cover company
 expenses                                       130,800       (131,100)                                    0

Repayment of officer loans                                     163,000                               163,000

Reduction of officer loan for
 services rendered                                              31,000                                31,000

Advances to officers                                            (6,000)                               (6,000)

Net loss during the development
 stage for the nine months ended
 March 31, 2001                                                                (1,710,075)        (1,710,075)
                                           ------------     ----------       ------------       ------------
Closing balance - March 31, 2001           $ 16,819,440     $ (134,849)      $ (6,022,764)      $ 12,195,395
                                           ============     ==========       ============       ============

F -5

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEAR ENDED JUNE 30, 2000

                                                 Convertible               Convertible          Common
                                                 Preferred                 Preferred            Stock
                                                 Stock A                      Stock B           .001 Par Value
                                                Shares  Amount            Shares  Amount       Shares  Amount
                                               -------   ----------    -----    -------    ----------  --------
Opening balance - July 1, 1999                 657,144   $2,311,086  100,000  $ 550,000    17,549,402  $ 17,549

Rescission  of preferred A stock to reverse
 the acquisition of 100% of the common
 stock of Realty Center, Inc. and a 25%
 interest in the Heartland Homes JV           (228,572)    (800,000)

Rescission  of preferred B stock to reverse
 the acquisition of 100% of the common
 stock of M.P. Hall Enterprises, Inc.                               (100,000)  (550,000)

Issuance of common stock for legal and
 consulting services rendered                                                               2,105,458     2,106

Common Stock issued for equipment                                                             135,008       135

Common stock issued in connection with
 investment banking services                                                                  300,000       300

Officer loan receivable                                                                       327,511       327

Net loss during the development stage for
 the year ended June 30, 2000
                                               -------   ----------    -----    -------    ----------  --------
Closing balance - June 30, 2000                428,572   $1,511,086        -  $       -    20,417,379  $ 20,417
                                               =======   ==========    =====    =======    ==========  ========


              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEAR ENDED JUNE 30, 2000

                                                                                     Deficit
                                                                                    Accumulated
                                                    Additional     Officer          during the           Total
                                                    Paid-in         loan           Development       Stockholders'
                                                    Capital       receivable          Stage              Equity
                                                 ------------     ----------       ------------       ------------
Opening balance - July 1, 1999                    $13,647,515     $        0       $ (1,207,329)      $ 15,318,821

Rescission  of preferred A stock to reverse
 the acquisition of 100% of the common
 stock of Realty Center, Inc. and a 25%
 interest in the Heartland Homes JV                                                                       (800,000)

Rescission  of preferred B stock to reverse
 the acquisition of 100% of the common
 stock of M.P. Hall Enterprises, Inc.                                                                     (550,000)

Issuance of common stock for legal and
 consulting services rendered                       1,959,199                                            1,961,305

Common Stock issued for equipment                      79,925                                               80,060

Common stock issued in connection with
 investment banking services                          317,700                                              318,000

Officer loan receivable                               191,422       (191,749)                                    0

Net loss during the development stage for
 the year ended June 30, 2000                                                        (3,105,360)          (907,087)
                                                 ------------     ----------       ------------       ------------
Closing balance - June 30, 2000                  $ 16,195,761     $ (191,749)      $ (4,312,689)      $ 13,222,826
                                                 ============     ==========       ============       ============


F - 6

                         WORLD HOMES, INC. AND SUBSIDIARIES
                    (Formerly Affordable Homes of America, Inc.)
                            (a development stage company)

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 and 2000


                                                     2001               2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) from
   development stage operations                $ (1,710,075)     $ (1,208,144)

ADJUSTMENTS TO RECONCILE NET LOSS
FROM DEVELOPMENT STAGE OPERATIONS
TO CASH USED IN OPERATING ACTIVITIES
Depreciation and amortization                       822,132           829,771
Benefit of deferred tax liability                  (259,652)       (1,584,164)
Loss on sale of land                                197,650                 0
Loss on abandonment of land                         412,241         1,604,167
(Gain) loss on forgiveness of debt                 (216,430)          136,815
Gain on sale of automobile                           (4,182)                0
Stock issued for services                           625,744         1,170,000

(Increase) decrease in assets:
Employee advances                                    67,423           203,176
Prepaid expenses                                    (45,000)                0
Other receivables                                         0             9,000
Capitalized costs                                   387,600         3,773,824
Capitalized interest expense                         44,059                 0
Increase (decrease) in liabilities:
Accounts payable                                    (16,858)            1,285
Accrued expenses and interest payable               (72,630)         (231,737)
Total Adjustments                                 1,942,097         5,912,137

Net cash provided by (used in) operations           232,022         4,703,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment disposals                                 106,554                 0
Equipment acquisitions                             (       )           (7,375)

Net cash (used in) investing activities             106,554            (7,375)

        Subtotal                                    338,576         4,696,618

F - 7


                         WORLD HOMES, INC. AND SUBSIDIARIES
                    (Formerly Affordable Homes of America, Inc.)
                            (a development stage company)

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

            FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 and 2000


                                                     2001               2000

        Balance forward                             338,576         4,696,618

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to related parties                        (293,427)         (305,859)
Repayment of officer loans                          (56,900)                0
Repayments of auto loan                              (3,170)                0
Issuance of common stock for services                     0        (1,160,000)
Payments towards land purchase option                     0        (3,415,000)

Net cash from financing activities                 (353,497)       (4,880,859)

Net Increase (decrease) in Cash in banks            (14,921)         (184,241)


Cash in banks - Beginning of period                  18,516           192,398

Cash in banks - End of period                   $     3,595       $     8,157

Supplemental Disclosure of cash flow information:

Cash Paid During the Year for:
         Interest expense                       $     3,243       $    36,908

         Income taxes                           $                 $

F -8

NON-CASH INVESTING AND FINANCING TRANSACTIONS

On July 21, 1999, World Homes issued 300,000 shares of common stock valued at $318,000 in connection with investment banking services.

During the nine months ended March 31, 2000, World Homes issued 1,000,000 shares of common stock valued at $1,170,000 to various individuals for legal and consulting services performed.

During the nine months ended March 31, 2001, World Homes issued 425,000 shares of common stock valued at $185,725 for legal and consulting services performed.

On May 25, 2000, World Homes issued 327,511 shares of common stock valued at $191,749 to an officer of the company to pay specific company expenses. Accordingly, an officer loan receivable was recorded for $191,749 and was
reflected as a reduction of stockholders' equity at June 30, 2000.   An
additional 300,000 shares valued at $131,000 was issued to the officer during the quarter ended September 30, 2000. During the quarter ended September 31, 2000, $163,000 was repaid to the company. The loan was also reduced by an additional $31,000 in exchange for services.

F - 9

                         WORLD HOMES, INC. AND SUBSIDIARIES
                    (Formerly Affordable Homes of America, Inc.)
                            (a development stage company)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 and 2000

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IA)     -  UNAUDITED FINANCIAL INFORMATION

The unaudited financial information included for the periods ended March 31, 2001 and 2000 was taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim periods presented.) The results of operations for the nine-month period ended March 31, 2001 are not necessarily indicative of the results expected for the fiscal year ending June 30, 2001.

(B)     - NATURE OF BUSINESS

World Homes (formerly Affordable Homes of America, Inc.), is a development stage company primarily in the business of land development and the construction of residential houses. In addition, on April 15, 1999, Composite Industries, Inc. (Composite) was merged into World Homes. Composite, also a development stage company, was in the process of developing and commercializing a compound to be used in the construction process referred to as Z-MIX as more fully described in Note 2.

World Homes's operations include its wholly owned subsidiary Big Mountain Construction Company, Inc. which is a general building contractor. During the fiscal quarter ended March 31, 2001, operations of Big Mountain terminated. World Homes' corporate headquarters are located in Las Vegas, Nevada.

(C)     - CONSOLIDATED NET (LOSS) PER COMMON SHARE

Consolidated net (loss) per common share is computed on the basis of the weighted average number of common shares and equivalents outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic loss per share for the three and nine months ended March 31, 2001 and 2000 as there were no stock options, warrants, or other common stock equivalents outstanding during this period.

F - 10

(D)     - INCOME TAXES

No income taxes were provided during each of the fiscal periods presented since World Homes incurred losses during the development stage. Normally, taxes are provided on all revenue and expense items included in the Consolidated Statements of Operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.

(E)     - DEPRECIATION

World Homes depreciates equipment, vehicles and machinery on a straight-line basis over five to seven years for financial reporting purposes.


(F)     - PATENTS

World Homes amortizes its patent rights from the date of acquisition on a straight-line basis over its remaining life on the date of acquisition of 16 years and 3 months.


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

F - 11

(H)     - BASIS OF PRESENTATION

The accompanying consolidated balance sheets and related statements of operations during the development stage, stockholders' equity and cash flows includes the accounts of World Homes, Inc., and Big Mountain Construction Company, Inc., as of march 31, 2001 and for the three and nine months then ended. Significant inter-company transactions or balances have been eliminated.


NOTE 2 - PATENT

On June 12, 2000, World Homes signed a joint venture agreement with a major construction contractor to build affordable homes utilizing the patented "Z-MIX". Management believes that it is appropriate to continue to carry the original cost of the patent at June 30, 2000 because the signing of the long - term contract demonstrates the patent's immediate commercial viability. Furthermore, management believes that the expected future cash flows on the long-term contracts will alone support the carrying value of the patent. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date). Amortization expense amounted to $1,042,500 and $173,750 during the years ended June 30, 2000 and 1999 respectively.

F - 12

NOTE 3  -  OFFICER LOAN RECEIVABLE

On May 25, 2000, the company issued 327,511 shares of common stock valued at $191,749 to an officer of the company as nominee for the purpose of selling the shares on the open market and using the proceeds to pay specific company expenses. Since the common stock was issued in the officer's name, the officer has a liability to the company for the value of the shares at the date of issuance. Accordingly, an officer loan receivable was recorded for $191,749 and was reflected as a reduction of stockholders' equity at June 30,
2000.   An additional 300,000 shares valued at $131,000 was issued to the officer during the quarter ended September 30, 2000. During the fiscal periods ended March 31, 2001, the $163,000 was repaid to World Homes, the loan was reduced by an additional $31,000 for in exchange for services and $6,000 was extended to the officer.

NOTE 4 - ACQUISITION OF SUBSIDIARY

Big Mountain Construction Company, Inc. - Effective June 28, 1999, World Homes purchased 100% of the common and preferred stock of Big Mountain Construction Company, Inc. for 215,983 restrictive common shares of Affordable valued at $2.43 per share for a total purchase price of $525,120. The acquisition was treated as a purchase for financial reporting purposes. Goodwill in the amount of $408,197 was recognized in the transaction. Goodwill is amortized on the straight-line basis over twenty years commencing July 1, 1999. The inability of World Homes to continue investing in Big Mountain's operations caused World Homes to abandon its entire investment in big Mountain during the quarter ended March 31, 2001.

F-13

NOTE 9 - RELATED PARTY TRANSACTIONS

The company entered into consulting agreements with certain members of the Company's Board of Directors and stockholders to provide services on various strategic and business issues. Total fees paid for such services by the Company either in stock or cash during the nine months ended March 31, 2001 and 2000 amounted to $453,762 and $36,278 and are included in General and Administrative fees in the statement of operations.

MANAGEMENT BELIEVES THE TRANSACTIONS WERE AT ARM'S LENGTH.

The President and Chief Executive Officer has from time to time advanced funds to World Homes or one of its subsidiaries to assist with working capital requirements. As of March 31, 2001 and 2000, such funds advanced to the company amounted to $352,674 and 301,545 respectively. In addition, the joint venture construction project known as Heartland Homes advanced $53,101 to Big Mountain Construction Company, Inc. These advances are non-interest bearing and are short-term in nature.


ITEM 2- MANAGEMENT's DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

World Homes' immediate focus is to enter into licensing and/or joint venture affiliations in which it will supply its proprietary, patent- protected Z MIX material to established companies for use outside the United States in home construction and other applications such as railroad ties, utility poles and environmental remediation. The Company believes this approach to be the fastest route for the penetration into the global marketplace.
The Company projects that the revenues received from licensing Z MIX technology will be recognized by the Company without incurring the usual development and labor expenses associated construction projects.

Results of Operations

Quarter  ended March 31, 2001 vs. March 31, 2000

Revenues.

World Homes, Inc. is presently a development stage company.
Accordingly, the Company has no revenues for the Quarter ended March 31, 2001. The Company has signed several joint ventures and agreements and projects significant revenues for the beginning of next fiscal year. Operation Expenses. Operating expenses are comprised of General and Administrative Expenses which consists primarily of amortization of patent expense, professional fees, product development expense and office expense.

Amortization expense amounted to $260,625 during the periods ended March 31, 2001 and March 31, 2000. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date, April 28, 1999).

Operating expenses increased from $32,200 for the three months ended March 31, 2000 to $440,164 for the three months ended March 31, 2001.
Net Loss. As a result, our net loss decreased from $1,841,400 to $898,106 for the three months ended March 31, 2000 from the three months ended March 31, 2001.

Liquidity and Capital Resources

World Homes is currently a development stage company, however management projects that during the next twelve months revenue derived from one or more of the signed joint ventures, or the proceeds from a private placement which is under negotiations should be sufficient to finance the Company's working capital and capital expenditures.

Although World Homes believes that the revenues projected over the next twelve months will be significant, we are presently in negotiations for a private placement for immediate funds. The Company is confident that with its product and technology, signed joint ventures and stronger balance sheet, that it will successfully complete a private placement. The Company has recently secured One Million Dollars ($1,000,000) in financing for working capital.

 ITEM 3 PROPERTIES

The Company owns no properties. The Company leases its offices located at 4505
W. Hacienda Ave. Unit I-1, Las Vegas, Nevada 89118 at an annual rent of $7,680.00. The property is leased on a month-to-month agreement.

PART-II- OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

World Homes has begun legal proceedings against several defendants in regards to their alleged fraudulent representations concerning funding for the Company and contracts with World Homes, both of which it now believes were non-existent. In separate actions, the Company has sued Euro Federal Bank NV, Gunter Helmut, The American Home Assurance Company, Michael Yang, Phoenix International Financial Services, North Atlantic Financial Services, Christian Zamora and William Fielding & Associates for their misconduct as regards to the Company's efforts to obtain $15,000,000 of debt financing in 1999 and 2000; and for their actions concerning contracts to purchase $27,000,000 of the Company's product in 2000, the Company has sued Construction Associates LLC, Devon Crenshaw, The American Home Assurance Company, Liberty Re-Insurance Corp., Michael Yang and Hans Klemmer. The Company has alleged, among other things, the following causes of action against each named group of defendants:
Fraud, Civil Conspiracy, Unjust Enrichment, and Racketeering.

The Company also learned that it had been named in a legal action filed by an individual against an officer of the Company. In that the lawsuit was initiated and the actions alleged occurred before the Company was formed, and in that the Company was not provided the opportunity to respond to any of the allegations, it feels the actions have no merit and that there will be no adverse effect on the Company. In addition, the Company has taken steps to protect its interests by opposing said action, and by filing a lawsuit against the individual and her attorneys alleging, among other things, Fraud, Civil Conspiracy and Abuse of Process.

The Company has also begun proceedings against Capital General Corporation, Krista Nielson and Sasha Belliston, alleging improper issuance of the Company's common stock at the time the Company merged with Kowto

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR INDEBTEDNESS

NONE

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to the Company security holders for a vote during the period ending March 31, 2001.


ITEM 5 OTHER INFORMATION

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

World Homes, Inc. is in the business of building homes for low income and first time homebuyers. Founded in 1997, the focus of World Homes is to develop and build homes for sale international locations and in the United States with little or no timber products. The Company's methods are patented and are being implemented this year. There are three methods for new home construction. These include:

-Z MIX - A cementitious product that combines diatomaceous earth and used tires to create a lightweight building material that reduces the time and the cost for constructing a house. The Company currently holds the patent on Z MIX.

-In-line Framing - A new method of construction that reduces the amount of wood used by one third. This reduces the cost of lumber used in construction, and thereby reduces the overall cost of the home.

-Foam-Panelized Construction - This method of construction uses foam slabs covered with panels and strengthened with internal trusses. This allows for increased insulation and quick construction.

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

(b) On June 28, 1999 Affordable Homes also acquired Big Mountain Construction Company which holds the exclusive right to build all the houses for the Heartland Homes development. The Company has abandoned this project due to lack of funding.

Composite Industries of America, Inc. The acquisition of Composite Industries of America, Inc. was accomplished by exchanging one share of Affordable's common stock for two shares of Composite's common stock. All stock issued by Affordable pursuant to this acquisition is restricted. Affordable the surviving entity, owns the patents formerly owned by Composite. The patents cover a construction material call "Z MIX". Z MIX is a building material lighter than concrete that can be used in home construction instead of concrete, lumber or dry wall. The patented construction material is a lightweight cementitious insulating mixture with a high compression strength and thermal resistance values up to 30 to 40 times that of standard concrete. It is fire proof, insect proof, has excellent acoustical properties and is easy to clean up. Z MIX can be used for wall and roof panels and can easily be pumped for walls and floors. Z MIX makes a well-insulated cost effective floor that has a slight give to it. Z MIX is excellent for gymnasium floors. This material is used for residential, light commercial and agricultural building. The composition has the unique property of being able to absorb contaminated or hazardous materials, especially petroleum based contaminants and is especially useful in cleaning up and controlling contaminants in underground storage tanks, especially in abandoned or closed service stations.
Affordable also acquired the plans for a "World Home" and a "US Home" made from this material. These plans have been certified by Larson Engineering, Inc. as earthquake resistant in all four seismic regions in the world. Larson Engineering, Inc. also certified that houses built from these materials are able to withstand hurricane winds up to 150 mph. The Company believes that use of Z MIX will permit it to construct lower cost housing at substantial less that the present cost for such hosing. Z MIX can also be used in the manufacturing of utility poles, railroad ties and pallets with substantial savings in the manufacturing cost of these items. The Company believes that the use of Z MIX will broaden its market and increase its profitability.
Big Mountain Construction Company, Inc. The Company acquired Big Mountain Construction Company, Inc. for $500,000 paid in restrictive common stock in the amount of 215,983 shares. Big Mountain maintains a general contractor license and has the exclusive right to build out 136 homes for Heartland Homes Estates, an affordable housing project near Tacoma, Washington. Big Mountain's master appraisals are generally $10,000 - $12,000 higher than the selling price. This allows Big Mountain to feature 100% financing for their buyers, including VA and FHA programs. This feature will give Affordable Homes the ability to qualify more homebuyers and close more loans than their competition. Big Mountain Construction has had a presence in the entry-level and one step-up housing market for over 20 years in the State of Washington. Big Mountain's business is not seasonal although during some snow storms on-site construction generally does not take place unless indoors. The Company uses no special raw materials and the materials it does use are available from numerous suppliers throughout the United States.
World Homes, Inc. (Affordable Homes of America, Inc.) has signed Joint Venture Agreements or strategic alliance agreements with the following companies:
(a) Tristar USA of LA, Inc. and Affordable Homes signed a five- year Joint Venture Agreement on June 22, 2000. Tristar will act as the construction company and Affordable Homes will supply its proprietary Z MIX material for building affordable housing in Developing Nations, particularly in Nigeria.
(b) AL NASR Trading & Industrial Corporation L.L.C. and Affordable Homes signed a three-year Joint Venture Agreement with a 25-year optional extension, on August 17, 2000. AL NASR is to provide a proposal for the establishment of a manufacturing plant for Z MIX in a Middle Eastern country and a working plan for at least four other countries in the Middle Eastern / Northern Africa area. Affordable Homes will provide its patented Z MIX material and its technical expertise in building affordable housing.
(c) Quadrant Resources Corporation and Affordable Homes signed a strategic alliance agreement for the purpose of expanding the sale of Affordable Homes' patented Z MIX material for home building and manufactured products. Quadrant will bring to the Company funded transactions, saving time and money in the International Sales market.

The Company has entered into a consulting agreement with CS & S Enterprise Inc. to provide general and technical building-related services, in the amount of $100,000 per year. Merle Ferguson is a director and shareholder of World Homes, Inc and also owns 100% of the stock of CS & S Enterprises, Inc.
The Chairman of the Board has from time to time advanced funds to World Homes, Inc or to one of its subsidiaries to assist with working capital requirements. As of March 31, 2001 and 2000, such funds advanced to the Company amounted to $455,899 and $373,854 respectively.
No officer, director, nominee for election as a director, or associates of such officer, director or nominee is currently in debt to the Company.


The Company's common stock traded on the NASD Over-the-Counter Bulletin Board under the symbol "AHOA" until October 12, 2000, after which it is trading under the symbol "WHME". The stock has traded between $3.125 per share and $0.14 per share. There are approximately 1250 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.


The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions at the discretion of the directors.

NAME                     AGE            POSITION
--------------           ---            ----------------
Jon Nicolaisen           40             President & CEO
Merle Ferguson           54             Chairman of the Board
Jason Thompson           26             Chief Financial Officer
Susan Donohue            48             Secretary/Treasurer and Director

ITEM 5A-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of March 31, 2001, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

Name and address of              Class of Stock       Amount      Percentage
beneficial owner

Merle Ferguson                     Common Stock        10,438,000     46.43%
Common Stock
4505 W. Hacienda Ave. # I-1
Las Vegas,  Nevada 89118

Jon Nicolaisen                     Common Stock        0               0.0%
2702 International Lane Suite 200
Madison,Wisconsin 53704

Jason Thompson                     Common Stock        0               0.0%
2702 International Lane Suite 200
Madison, Wisconsin 53704

Susan Donohue                      Common Stock        775,000         3.45%
4505 W. Hacienda Ave. #I-1
Las Vegas, Nevada 89118


All Officers as a
Group and Directors               Common Stock        11,213,000        49.88%


ITEM 6 EXHIBITS, LISTS AND REPORTS ON FORM 8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD HOMES, INC.

 Date:  May 21, 2001        By: /s/ Merle Ferguson
                                    --------------
                                    Merle Ferguson

 Chairman of the Board
 Date:  May 21, 2001        By: /s/ Susan Donohue
                                    -------------
                                    Susan Donohue
                                    Secretary/Treasurer