Form 10KSB
period 2001-06-30
COMPOSITE INDUSTRIES OF AMERICA INC
filed 2001-10-12
CIK 894501

===============================================================================

                  U.S. Securities And Exchange Commission
                        Washington, d. C. 205549

FORM 10KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from________to_________

Commission File No. 33-55254-18

                      COMPOSITE INDUSTRIES OF AMERICA, INC.
                      (Formerly known as WORLD HOMES, INC.)
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

===============================================================================

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                           Outstanding as of June 30, 2001
-------------------------------------------------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                            22,761,396
      VALUE Class A Convertible Preferred Stock                    428,572
      VALUE Class B Convertible Preferred Stock                          0


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

The Company changed its name to Affordable Homes of America, Inc. on March 19, 1999 and obtained a new trading symbol -AHOA. The Company restructured its common stock with a two for one forward split effective March 31, 1999. The Company changed its name to World Homes, Inc.(WHME) on October 10, 2000 and to Composite Industries of America, Inc. (CIAI) on August 23, 2001. Affordable Homes of America, Inc. and World Homes, Inc. are fully owned subsidiaries of the Company. Composite Industries of America maintains its principle offices at 4505 W. Hacienda Ave., Unit I-1, Las Vegas, Nevada 89118.

Composite Industries of America is in the business of building homes for low income and first time home buyers. Founded in 1997, the focus of the Company is to develop and build homes for sale in the United States and international locations with little or no timber products. The Company's methods are patented. There are three methods for new home construction. These include:

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


TO DATE THE COMPANY HAS MADE TWO (2) ACQUISITIONS:

(a) On April 28, 1999, the Company acquired Composite Industries of America Inc. the owner of a patent covering a construction material known as "Z Mix". Z MIX is a cementitious building material and can be used in a two step construction method instead of cement, dry wall or lumber. The Company believes Z MIX will enable it to build better quality homes at a lower price than if other products were used.

(b) On June 28, 1999 the Company also acquired Big Mountain Construction Company which holds the exclusive right to build all the houses for the Heartland Homes development. The development is planned for the construction of 136 homes, each on an individual site. The inability to maintain the operations of Big Mountain caused the Company to abandon its entire investment in Big Mountain in March, 2001.


COMPOSITE INDUSTRIES OF AMERICA, INC.

The acquisition of Composite Industries was accomplished by exchanging one share of Affordable's/World Homes' common stock for two shares of the original Composite's common stock. All stock issued by Affordable/World Homes pursuant to this acquisition was restricted. Affordable Homes/World Homes was the surviving entity and acquired the patents owned by Composite. The patents cover a construction material called "Z MIX". Z MIX is a building material lighter than cement that can be used in home construction instead of cement, lumber or dry wall. The patented construction material is a lightweight cementitious insulating mixture with a high compression strength and thermal resistance values up to 30 to 40 times that of standard concrete. It is fire proof, insect proof, has excellent acoustical properties and is easy to clean up. Z MIX can be used for wall and roof panels and can easily be pumped for walls and floors. Z MIX makes a well insulated cost effective floor that has a slight give to it. Z MIX is excellent for gymnasium floors. This material is used for residential, light commercial and agricultural building. The composition has the unique property of being able to absorb contaminated or hazardous materials, especially petroleum based contaminants and is especially useful in cleaning up and controlling contaminants in underground storage tanks, especially in abandoned or closed service stations.

The Company also acquired the plans for a "World Home" and a "US Home" made from this material. These plans have been certified by Larson Engineering, Inc. as earthquake resistant in all four seismic regions in the world.
Larson Engineering, Inc. also certified that houses built from these materials are able to withstand hurricane winds up to 150 mph. Composite Industries of America believes that use of Z MIX will permit it to construct lower cost housing at substantial less that the present cost for such housing. Z MIX can also be used in the manufacturing of utility poles, railroad ties and pallets
with substantial savings in the manufacturing cost of these items.   The
Company believes that the use of Z MIX will broaden its market and increase its profitability.


BIG MOUNTAIN CONSTRUCTION COMPANY, INC.

The Company acquired Big Mountain Construction Company, Inc. for $500,000 paid in restrictive common stock in the amount of 215,983 shares. Big Mountain maintains a general contractor license and has the exclusive right to build out 136 homes for Heartland Homes Estates, an affordable housing project near Tacoma, Washington. Big Mountain's master appraisals are generally $10,000 - $12,000 higher than the selling price. This allows Big Mountain to feature 100% financing for their buyers, including VA and FHA programs. This feature will give the Company the ability to qualify more homebuyers and close more loans than their competition. Big Mountain Construction has had a presence in the entry-level and one step-up housing market for over 20 years in the State of Washington.

The Company abandoned its interest in Big Mountain in March of 2001 due to the inability to maintain Big Mountain's operations.

The Company's business is not seasonal although during some snow storms on site construction generally does not take place unless indoors. The Company uses no special raw materials and the materials it does use are available from numerous suppliers throughout the United States.

Composite Industries of America (Affordable Homes/World Homes) has signed Joint Venture Agreements or strategic alliance agreements with the following companies:

(a) Tristar USA of LA, Inc. and the Company signed a five-year Joint Venture Agreement on June 22, 2000. Tristar will act as the construction company and Composite Industries of America will supply its proprietary Z MIX material for building affordable housing in Developing Nations, particularly in Nigeria.

(b) AL NASR Trading & Industrial Corporation L.L.C. and the Company signed a three-year Joint Venture Agreement with a 25-year optional extension, on August 17, 2000. AL NASR is to provide a proposal for the establishment of a manufacturing plant for Z MIX in a Middle Eastern country and a working plan for at least four other countries in the Middle Eastern / Northern Africa area. Composite Industries of America will provide its patented Z MIX material and its technical expertise in building affordable housing.

ITEM 2  PROPERTIES

The Company owns no properties.  The Company leases its offices located at
4505 W. Hacienda Ave.  Unit I-1, Las Vegas, Nevada 89118   at an annual rent
of $7,680.00.  The property is leased on a month-to-month agreement.

ITEM 3  LEGAL PROCEEDINGS

There is no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to World Homes, Inc. at the present time.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company security holders for a vote during the fiscal year ending June 30, 2001.

ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is trading on the NASD Over-the-Counter Bulletin Board under the symbol "WHME" as of June 30, 2001, (and under the symbol "CIAI" since September 4, 2001). The stock has traded between $3.125 per share and $0.14 per share. There are approximately 850 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

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

Composite Industries of America (Affordable Homes/World Homes) is a homebuilding and development company in the development stage focusing on building for low-income and first-time homebuyers. The Company has and will continue to develop new building techniques and patented products that significantly reduce the overall cost and time, while maintaining or increasing the quality and integrity of new home construction. The Company's plan is to develop and build its "World Home" for sale outside the United States in developing nations where there is an immediate need for permanent affordable shelter. The patented Z MIX material used in the "World Home" provides protection from the elements; hurricanes, earthquakes, as well as being fireproof.

Composite Industries of America's immediate focus is to enter into licensing and/or joint venture affiliations in which it will supply its proprietary, patent-protected Z MIX material to established companies for use outside the United States in home construction and other applications such as railroad ties, utility poles and environmental remediation. The Company believes this approach to be the fastest route for the penetration into the global marketplace.

The Company projects that the revenues received from licensing Z MIX technology will be recognized by the Company without incurring the usual development and labor expenses associated construction projects.


RESULTS OF OPERATIONS

Year ended June 30, 2001 vs. June 30, 2000

REVENUES. Composite Industries of America is presently a development stage company. Accordingly, the Company has no revenues for the year ended June 30, 2001.

OPERATING EXPENSES. Operating expenses are comprised of General and Administrative Expenses which consists primarily of amortization of patent expense, professional fees, product development expense and office expense. Amortization expense amounted to $1,092,591 and $1,096,145 during the years ended June 30, 2001 and June 30, 2000 respectively. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date, April 28, 1999).

Operating expenses decreased from $3,447,186 for the twelve months ended June 30, 2000 to $2,8037,266 for the twelve months ended June 30, 2001. The
decrease in operating expenses was primarily due to   professional fees which
decreased from $1,798,321 for the twelve months ended June 30, 2000 to $1,238,660 for the twelve months ended June 30, 2001.

NET LOSS. As a result, our net loss decreased from $3,105,360 for the twelve months ended June 30, 2000 to $2,740,898 for the twelve months ended June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

Composite Industries of America is currently a development stage company, however management projects that during the next twelve months revenue derived from one or more of the signed joint ventures, or the proceeds from a private placement which is under negotiations should be sufficient to finance the Company's working capital and capital expenditures.

Although Composite Industries of America believes that the revenues projected over the next twelve months will be significant, we are presently in negotiations for a private placement for immediate funds. The Company is confident that with its product and technology, signed joint ventures and stronger balance sheet, that it will successfully complete a private placement. In the event that the Company does not secure additional financing, the Company has made provisions for working capital, for the next twelve months.

ITEM 6a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market risk sensitive instruments or market risk exposures.

ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)

                        INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001 and 2000


                                                                PAGE

Report of Independent Auditors                                  1

Consolidated Balance Sheets as of June 30, 2001 and 2000        2-3

Consolidated Statements of Operations During the Development
        Stage for the Years Ended June 30, 2001 and 2000 and
        Cumulative from February 10, 1997 (Inception)           4

Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended June 30, 2001 and 2000 and Cumulative
  from February 10, 1997 (Inception) to June 30, 1999           5-8

Consolidated Statements of Cash Flows During the Development
        Stage for the Years Ended June 30, 2001 and 2000 and
        Cumulative from February 10, 1997 (Inception)           9-11

Notes to the Consolidated Financial Statements                  12-28






                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)

                            CONSOLIDATED FINANCIAL STATEMENTS

                                           and

                              REPORT OF INDEPENDENT AUDITORS

                        FROM FEBRUARY 10, 1997 (DATE OF INCEPTION)
                                TO JUNE 30, 2001 and 2000



REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Composite Industries of America, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Composite Industries of America, Inc. and Subsidiaries (F/K/A World Homes, Inc./Affordable Homes of America, Inc.) (a development stage company) as of June 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2001 and 2000 and for the period from February 10, 1997 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Composite Industries of America, Inc. and Subsidiaries as of June 30, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, and from February 10, 1997 to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

North Bellmore, New York
September 14, 2001
(except as to Note 20 which
is as of October 3, 2001)



                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)

                                CONSOLIDATED BALANCE SHEETS

                                  JUNE 30, 2001 and 2000


ASSETS                                                       2001               2000
--------------------------------------------------------------------------------------
Cash                                                  $     667,142      $      18,516
Employee advances                                                 -             67,423
Land and land development costs                              65,991            449,206
Capitalized interest                                              -             44,059
Deferred tax asset                                        2,390,000          2,262,655
Machinery & equipment - net of
        accumulated depreciation of $40,232
        and $73,226 as of June 30, 2001 and
        2000, respectively                                  164,805            176,028

Patent - net of accumulated amortization
        of $2,258,750 and $1,216,250 as of June 30,
   2001 and 2000, respectively                           14,939,349         15,981,849
Goodwill - net of accumulated amortization of
        $20,410 as of June 30, 2000                               -            387,787
                                                         ----------         ----------

        TOTAL ASSETS                                  $  18,227,287      $  19,387,523
                                                         ==========         ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)

                                CONSOLIDATED BALANCE SHEETS

                                  JUNE 30, 2001 and 2000


LIABILITIES AND STOCKHOLDERS' EQUITY                                    2001                  2000
-----------------------------------------------------------------------------------------------------
LIABILITIES
        Accounts payable                                         $       3,530          $      55,024
        Accrued expenses                                                20,000                195,360
        Accrued interest                                                22,313                      -
        Loans and notes payable                                        133,429                323,494
        Loans and advances from related parties                        325,301                281,434
   Convertible debenture (net of unamortized
         discount of $68,250 at June 30, 2001)                         931,750                      -
   Deferred tax liability                                            4,963,183              5,309,385
                                                                     ---------              ---------
        TOTAL LIABILITIES                                            6,399,506              6,164,697
                                                                     ---------              ---------
COMMITMENTS AND CONTINGENCIES (Notes 15 and 20)

STOCKHOLDERS' EQUITY
        Convertible preferred stock class A, (5,000,000 shares
        authorized; 428,572 shares issued and outstanding
        at June 30, 2001 and 2000)                                   1,511,086              1,511,086
   Convertible preferred stock class B (5,000,000 shares
   authorized: 0 shares issued and outstanding at
     June 30, 2001 and 2000)    -       -
   Common stock ($.001 par value, 100,000,000
        shares authorized, 22,761,396 shares issued
        and outstanding as of June 30, 2001;  20,417,379
        shares issued and outstanding as of June 30, 2000)              22,761                 20,417
        Additional paid-in capital                                  17,347,521             16,195,761
        Officer loans                                                        -          (     191,749)
        Deficit accumulated during the development stage           ( 7,053,587)         (   4,312,689)
                                                                    ----------             ----------
        Total Stockholders' Equity                                  11,827,781             13,222,826
                                                                    ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $18,227,287            $19,387,523
                                                                    ==========             ==========
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS




                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                              DURING THE DEVELOPMENT STAGE

FOR THE YEARS ENDED JUNE 30, 2001 and 2000
AND CUMULATIVE FROM FEBRUARY 10, 1997 (INCEPTION)
                                                                                     Cumulative from
                                                                                      Inception to
                                                           2001            2000       June 30, 2001
        Operating expenses:                            ----------      ----------      ------------
     General and administrative
         expenses                                    $    472,015   $     552,720     $  2,638,666
     Depreciation and amortization                      1,092,591       1,096,145        2,338,372
     Officer and consultants'
       compensation                                     1,238,660       1,798,321        3,036,981

        Total operating expenses                        2,803,266       3,447,186      ( 8,014,019)

        (Loss) from operations                         (2,803,266}     (3,447,186}     ( 8,014,019)
        Other income and (expense):
        Interest and other income                           4,865           4,453           14,068
     Bad debt expense                                           -      (  136,814)     (   136,814)
     Gain on sale of automobile                             2,093               -            2,093
        Interest expense                             (     31,429)     (   33,866)     (    65,295)
     Net (loss) on disposition of
        subsidiaries                                 (    386,708)     (1,604,166)     ( 1,993,724)

  Total other (expense) - net                        (    411,179)     (1,770,393}     ( 2,179,672)

  Net (loss) before income taxes                       (3,214,445)     (5,217,579)     (10,193,691)

  Benefit for income taxes                                473,547       2,112,219        3,140,104

        Net (loss)                                   $( 2,740,898)   $( 3,105,360)    $( 7,053,587)

Net (loss) per common share                          $(       .13}   $(       .16}    $(       .49}

Weighted average number of
 common shares outstanding                             21,482,312      18,825,400       14,365,533

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS



                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)

                                                                                                        Deficit
                             Convertible                Common                                        Accumulated
                              Preferred                 Stock              Additional                  During the        Total
                               Stock A               .001 Par Value         Paid-in       Officer      Development    Stockholders'
                          Shares      Amount        Shares    Amount        Capital       Loans          Stage           Equity
                         --------    ---------   ----------   ---------    -----------    --------    -------------   ------------
Opening balance -
July 1, 2000              428,572   $1,511,086   20,417,379  $   20,417    $16,195,761   $(191,749) $(  4,312,689)   $  13,222,826

Issuance of common
stock for officer's
 compensation                                     1,975,000       1,975        787,350                                     789,325

Issuance of common
stock for legal and
for consulting services
rendered                                             90,000          90         44,910                                      45,000

Issuance of Common
Stock through exercise
of stock options                                    500,000         500        199,500                                     200,000

Issuance of stock
option to consultant                                                           120,000                                     120,000

Cancellation of
restricted stock issued
in the acquisition of
Big Mountain Construction
Company, Inc.                                    (  215,983)  (     216)                                                  (    216)

Adjustment                                       (    5,000)  (       5)                                                  (      5)

Officer loans converted
to compensation                                                                            191,749                         191,749

Net (loss) for the year
ended June 30, 2001                                                                                    (  2,740,898)  (  2,740,898)
                         --------    ---------   ----------   ---------    -----------    --------    -------------   ------------
Closing balance -
June 30, 2001             428,572   $1,511,086   22,761,396  $   22,761   $ 17,347,521   $       -   $ (  7,053,587) $  11,827,781
                         ========    =========   ==========   =========    ===========    ========    =============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEAR ENDED JUNE 30, 2000


                                 Convertible                  Common                Convertible
                                  Preferred                   Stock                  Preferred
                                   Stock A                 .001 Par Value             Stock B
                              Shares      Amount          Shares    Amount       Shares      Amount
                             --------    ----------    ----------   ---------   --------    ---------



Opening balance -
July 1, 1999                  657,144   $ 2,311,086    17,549,402  $   17,549    100,000     $550,000

Rescission of Preferred A
 convertible stock to
 reverse the acquisition
 of 100% of the common
 stock of Realty Center,
 Inc. and a 25% interest
 in the Heartland Homes
 Joint Venture              ( 228,572)   (  800,000)

Rescission of Preferred B
 convertible stock to
 reverse the acquisition
 of 100% of the common
 stock of M.P. Hall
 Enterprises, Inc.                                                              (100,000)    (550,000)

Issuance of common stock
 for legal and
 consulting services
 rendered                                               2,105,458       2,106               1,959,199

Common stock issued for
 equipment on May 25,
 2000                                                     135,008         135                  79,925

Common stock issued in
 connection with
 investment banking
 services                                                 300,000         300                 317,700

Officer loans                                             327,511         327                 191,422

Net (loss) for the year
 ended June 30, 2000
                             --------    ----------    ----------   ---------   --------    ---------
Closing balance -
 June 30, 2000                428,572    $1,511,086    20,417,379  $   20,417   $      -   $        -
                             ========    ==========    ==========   =========   ========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2000 (continued)

                                                                 Deficit
                                                               Accumulated
                               Additional                       During the         Total
                                Paid-in         Officer         Development     Stockholders'
                                Capital         Loans             Stage            Equity
                               -----------      --------       -------------    ------------



Opening balance -
July 1, 1999                   $13,647,515     $       -      $(  1,207,329)   $  15,318,821

Rescission of Preferred A
 convertible stock to
 reverse the acquisition
 of 100% of the common
 stock of Realty Center,
 Inc. and a 25% interest
 in the Heartland Homes
 Joint Venture                                                                      (800,000)

Rescission of Preferred B
 convertible stock to
 reverse the acquisition
 of 100% of the common
 stock of M.P. Hall
 Enterprises, Inc.                                                                  (550,000)

Issuance of common stock
 for legal and
 consulting services
 rendered                                                                          1,961,305

Common stock issued for
 equipment on May 25,
 2000                                                                                 80,060

Common stock issued in
 connection with
 investment banking
 services                                                                            318,000

Officer loans                     (191,749)                                                -

Net (loss) for the year
 ended June 30, 2000                                           (   3,105,360)   (  3,105,360)
                               -----------      --------       -------------    ------------
Closing balance -
 June 30, 2000                $ 16,195,761     $(191,749)     $(   4,312,689)  $  13,222,826
                               ===========      ========       =============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED JUNE 30, 1999 AND
                      CUMULATIVE FROM FEBRUARY 10, 1997 (INCEPTION)


                               Convertible              Convertible                 Common
                                Preferred                Preferred                  Stock
                                 Stock A                  Stock B                .001 Par Value
                            Shares      Amount       Shares      Amount         Shares    Amount
                           --------    ----------   --------    ---------    ----------   ---------

Initial issuance of
 common stock
 as restated to
 account for the 2
 for 1 stock split
 dated March 19, 1999     $                        $                          2,000,000     $ 2,000

Net (loss) during the
 development stage
 through June 30, 1998

Issuance of common
 stock in exchange for
 100% of the common
 stock of Affordable-
 Nevada on March 17,
 1999                                                                         4,000,000       4,000

Issuance of common
 stock to founders
 on March 18, 1999                                                              250,000         250

Common stock split
 on a 2 for 1 basis
 on  March 19, 1999                                                           4,000,000       4,000

Issuance of convertible
 preferred A stock for
 the acquisition of 100%
 of the common stock of
 Kampen and Associates,
 Inc. on April 14, 1999     428,572     1,511,086

Issuance of common stock
 for the acquisition of
 Composite Industries,
 Inc. on April 28, 1999                                                       6,514,270       6,514
                           --------    ----------   --------    ---------    ----------   ---------
                Subtotal    428,572    $1,511,086          -   $        -    16,764,270     $16,764
                           ========    ==========   ========    =========    ==========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED JUNE 30, 1999 AND
                      CUMULATIVE FROM FEBRUARY 10, 1997 (INCEPTION)

                                            Deficit
                                          Accumulated
                            Additional     During the        Total
                             Paid-in       Development    Stockholders'
                             Capital         Stage           Equity
                            -----------   -------------   ------------

Initial issuance of
 common stock
 as restated to
 account for the 2
 for 1 stock split
 dated March 19, 1999      $              $               $      2,000

Net (loss) during the
 development stage
 through June 30, 1998                     (     17,000)   (    17,000)

Issuance of common
 stock in exchange for
 100% of the common
 stock of Affordable-
 Nevada on March 17,
 1999                       (     4,000)                             -

Issuance of common
 stock to founders
 on March 18, 1999          (       250)                             -

Common stock split
 on a 2 for 1 basis
 on  March 19, 1999         (     4,000)                             -

Issuance of convertible
 preferred A stock for
 the acquisition of 100%
 of the common stock of
 Kampen and Associates,
 Inc. on April 14, 1999                                      1,511,086

Issuance of common stock
 for the acquisition of
 Composite Industries,
 Inc. on April 28, 1999      11,792,399                     11,798,913
                            -----------   -------------   ------------
                Subtotal     11,784,149   $  (   17,000)  $ 13,294,999
                            ===========   =============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED JUNE 30, 1999 AND
                 CUMULATIVE FROM FEBRUARY 10, 1997 (INCEPTION)(continued)


                                 Convertible              Convertible                 Common
                                  Preferred                Preferred                  Stock
                                   Stock A                  Stock B                .001 Par Value
                              Shares      Amount       Shares      Amount         Shares    Amount
                             --------    ----------   --------    ---------    ----------   ---------
Balance carried forward       428,572     1,511,086          -            -    16,764,270      16,764

Issuance of Preferred B
 convertible stock in the
 acquisition of M.P. Hall
 Enterprises, Inc. on
 April 27, 1999                                        100,000      550,000

Issuance of restricted
 common stock in the
 acquisition of Big
 Mountain Construction
 Company, Inc. on
 June 28, 1999                                                                    215,983         216

Issuance of preferred A
 stock in the acquisition
 of 100% of the common
 stock of Realty Center,
 Inc. and a 25% interest
 in the Heartland Homes
 Joint Venture on June 28,
 1999                         228,572       800,000

Issuance of common stock
 for services rendered
 and other consulting
 services                                                                         569,149         569

Net (loss) for the year
 ended June 30, 1999
                             --------    ----------   --------    ---------    ----------   ---------
Closing balance -
June 30, 1999                 657,144    $2,311,086    100,000     $550,000    17,549,402     $17,549
                             ========    ==========   ========    =========    ==========   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          FOR THE YEARS ENDED JUNE 30, 1999 AND
                 CUMULATIVE FROM FEBRUARY 10, 1997 (INCEPTION)(continued)

                                                  Deficit
                                                Accumulated
                               Additional        During the         Total
                                Paid-in          Development     Stockholders'
                                Capital            Stage            Equity
                               -----------      -------------    ------------
Balance carried forward         11,784,149      (      17,000)     13,294,999

Issuance of Preferred B
 convertible stock in the
 acquisition of M.P. Hall
 Enterprises, Inc. on
 April 27, 1999                                                       550,000

Issuance of restricted
 common stock in the
 acquisition of Big
 Mountain Construction
 Company, Inc. on
 June 28, 1999                     524,904                            525,120

Issuance of preferred A
 stock in the acquisition
 of 100% of the common
 stock of Realty Center,
 Inc. and a 25% interest
 in the Heartland Homes
 Joint Venture on June 28,
 1999                                                                 800,000

Issuance of common stock
 for services rendered
 and other consulting
 services                        1,338,462                          1,339,031

Net (loss) for the year
 ended June 30, 1999                              ( 1,190,329)     (1,190,329)
                               -----------      -------------    ------------
Closing balance -
June 30, 1999                 $ 13,647,515      $ ( 1,207,329)   $ 15,318,821
                               ===========      =============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 AND
CUMULATIVE FROM FEBRUARY 10, 1997 (Inception)
                                                                                              Cumulative from
                                                                                               inception to
                                                      2001                    2000             June 30, 2001
                                                  -----------              -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                      $(  2,740,898)           $(  3,105,360)       $(  7,053,587)

ADJUSTMENTS TO RECONCILE NET (LOSS)
TO CASH (USED) IN OPERATING ACTIVITIES
Depreciation and amortization                       1,092,591                1,096,145            2,338,372
Deferred tax benefit                            (     473,547)             ( 2,112,219)         ( 3,140,104}
Stock issued for services and equipment               954,104                2,041,365            4,334,500
Officer loans converted to compensation               191,749                        -              191,749
Net loss on disposition of subsidiaries               386,708                1,604,166            1,954,680
(Gain) on sale of automobile                    (       2,092)                       -       (        2,092)
(Increase) decrease in assets:
 Employee advances                                          -             (     21,823)      (       67,423)
 Other receivables                                          -                    9,000                    -
 Capitalized interest                                       -                  442,982              311,899
 Land and development costs                     (      65,991}                       -       (       65,991}
Increase (decrease) in liabilities:
 Accounts payable                               (      51,494}                  12,348                3,530
 Accrued expenses                               (     175,360}                  35,757               20,000
 Accrued interest                                      22,313              (   206,667}              22,313
                                                  -----------              -----------          -----------
Total Adjustments                                   1,878,981                2,901,054            5,901,433
                                                  -----------              -----------          -----------
Net cash (used) by operating activities         (     861,917}             (   204,306}      (    1,152,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Machinery and equipment acquisitions            (      62,337)             (       723}      (       84,925}
Disposition of automobile                              16,870                        -               16,870
                                                  -----------              -----------          -----------
Net cash (used) by investing activities         (      45,467)             (       723}      (       68,055}
                                                  -----------              -----------          -----------
        Subtotal                                (     907,384}             (   205,029}      (    1,220,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock                                                -                        -                2,000
Notes payable                                         125,000                        -              125,000
Advances from (to) related parties                    325,301                   46,147              679,642
Issuance of convertible debenture                     910,000                        -              910,000
Issuance of Common Stock through
 exercise of stock options                            200,000                        -              200,000
Payments towards loans and notes payable        (       4,291)                       -       (        4,291)
Payments towards land purchase option                       -             (     15,000}      (       25,000}
                                                  -----------              -----------          -----------
Net cash provided by financing activities           1,556,010                   31,147            1,887,351
                                                  -----------              -----------          -----------
Net increase (decrease) in cash                       648,626             (    173,882}             667,142
                                                  -----------              -----------          -----------
Cash  - beginning of period                            18,516                  192,398                    -
                                                  -----------              -----------          -----------
Cash  - end of period                          $      667,142            $      18,516      $       667,142
                                                  ===========              ===========          ===========
Supplemental Disclosure of cash flow information:

 Cash Paid During the Year for:

      Interest expense       $       31,429    $      33,886   $       65,315
                                ===========      ===========      ===========
      Income taxes           $            -    $           -   $            -
                                ===========      ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 AND
CUMULATIVE FROM FEBRUARY 10, 1997 (Inception)


NON-CASH INVESTING AND FINANCING TRANSACTIONS


On May 25, 2000, Composite issued 135,008 shares of common stock valued at $80,060 to purchase certain construction equipment.

During the year ended June 30, 2000, Composite issued 2,105,458 shares of common stock valued at $1,961,305 to various individuals for legal and consulting services performed.

Composite issued 327,511 shares of common stock issued to an officer valued at $191,749 for which payment was not received by June 30, 2000. Accordingly the officer loan was reflected as an offset to stockholders' equity in the accompanying financial statements as of June 30, 2000. During the year ended June 30, 2001, $163,000 was repaid. The balance of $28,749 was converted to compensation. In addition, $96,100 was advanced and charged to compensation during the year ended June 30, 2001.

During the year ended June 30, 2001, Composite issued 90,000 shares of common stock valued at $45,000 to various individuals for legal and consulting services performed.

During the year ended June 30, 2001, Composite issued 1,975,000 shares of common stock valued at $789,325.

On January 30, 2001, a consultant was granted an option to purchase 375,000 shares of common stock of Composite at $0.00125 per cent per share for a total price of $469. The value of the common stock on the date of issue was $120,469 or $0.32125 per share resulting in compensation of $120,000. The stock option agreement is for a term of five years.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                (F/K/A World Homes, Inc./Affordable Homes of America, Inc.)
                               (a development stage company)

                       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001 and 2000


NOTE 1 - General and Summary of Significant Accounting Policies

(A)     - Nature of Business

Composite Industries of America, Inc. ("Composite"- formerly known as World Homes, Inc./ Affordable Homes of America, Inc.), is a development stage company primarily in the business of land development and the construction of residential houses. Composite owns the patent rights to a compound to be used in the construction process referred to as Z-MIX. The process is more fully described in Note 2.

Composite's operations include its wholly owned subsidiary Big Mountain Construction Company, Inc., which is a general building contractor. During the fiscal quarter ended March 31, 2001, operations of Big Mountain terminated. Composite Industries' corporate headquarters are located in Las Vegas, Nevada.

During the 2001 fiscal year, the Company underwent a name change to World Homes, Inc. The Company changed its name again to Composite Industries of America, Inc. in August 2001.

(B)     - Consolidated Net (Loss) per Common Share

Consolidated net (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic loss per share for the period from inception, to June 30, 2001 and 2000 as the inclusion of stock options are anti-dilutive. There were no stock warrants, or other common stock equivalents outstanding during this period.

(C)     - Income Taxes

Income taxes are provided or a benefit is accrued on all revenue and expense items included in the consolidated statements of operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income.

(D)    - Depreciation

Composite depreciates equipment, vehicles, furniture and fixtures, and machinery on a straight-line basis over five to seven years for financial reporting purposes.

(E)    - Patents

Composite amortizes its patent rights from the date of acquisition on a straight-line basis over its remaining life of 16 years and 3 months.

(F)    - Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(G)    - Basis of Presentation

The accompanying consolidated balance sheets and related consolidated statements of operations, stockholders' equity and cash flows during the development stage, includes the accounts of Composite Industries of America, Inc. and Big Mountain Construction Company, Inc. as of June 30, 2001. For the year ended June 30, 2000, the operations included Composite Industries of America, Inc., Kampen and Associates, Inc., and Big Mountain Construction Company, Inc. Significant inter-company transactions or balances as of and for the periods ended June 30, 2001 and 2000 have been eliminated.

(H)    - Reclassification

Certain reclassifications have been made to the year 2000 balances to conform them to the current year's presentation. These had no effect on the year 2000 results of operations.

Note 2 - Patent

Acquisition

On April 28, 1999, Composite Industries of America, Inc. acquired 100% of the common stock of Composite Industries, Inc. for 6,514,270 shares of Common Stock of Composite valued at $2.73 per share or $17,769,200. Composite Industries, Inc.'s most significant asset was a patent covering the construction material "Z-MIX". Z-MIX is a cementitious building material that can be used in a two-step construction method instead of cement, drywall or lumber. Composite believes Z-MIX will enable it to build a better quality home at a lower price than if other building products were used. Management assigned a net value of $17,198,099 to the patent based upon the fair market value (the average of the closing stock prices of Composite's common stock two days prior to and two days after the acquisition date) of Composite common stock issued to acquire Composite Industries, Inc.

The gross value resulting from the application of the average fair market value less the value of all other assets acquired was discounted by 25% in recognition of the restricted nature of the stock issued as well as the fact that the common stock was thinly traded during the period encompassing the acquisition date.

On June 12, 2000, Composite signed a joint venture agreement with a major construction contractor to build homes in third world countries utilizing Z-MIX. Management believes that it is appropriate to continue to carry the cost of the patent at June 30, 2001 because the signing of the long-term contract demonstrates the patent's immediate commercial viability. Furthermore, management believes that the expected future profits and cash flows will support the carrying value of the patent. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date). Patent amortization expense amounted to $1,042,500 in each of the years ended June 30, 2001 and 2000.

Note 3 - Acquisition of Subsidiaries

Kampen and Associates, Inc. - Effective April 14, 1999, Composite purchased 100% of the common stock of Kampen and Associates, Inc. for 428,572 convertible Class A preferred shares of Composite valued at $3.53 per share for a total purchase price of $1,511,086. The cost basis of the net assets acquired was increased by $1,511,086 to reflect the purchase price of the company. The acquisition was treated as a purchase for financial reporting
purposes.  No goodwill was recognized in the transaction.   The inability of
Composite to maintain current payments for the land purchase options caused Composite to abandon its entire investment in Kampen during the fiscal year ended June 30, 2000.

Abandonment of Land Purchase and Options

The assets acquired thru the purchase of Kampen, were primarily comprised of an agreement to purchase land and improvements that was financed through an
option payment agreement.   On May 21, 1999, Kampen was served with a notice
of foreclosure as a consequence of its default on the related obligation. As a result of this action by the creditors, Kampen filed for protection under the provisions of Chapter 11 of U.S. Bankruptcy Code on June 24, 1999. On January 14, 2000, The U.S. Bankruptcy Court required a foreclosure on the property and caused Composite to abandon its investment and the related debts. The total cost of the land, land improvements and capitalized interest amounted to $6,793,107.

Total debt, including the loan from Cascade Land Depository, accrued interest and the options, amounted to $5,188,941. As a result, a net loss was incurred amounting to $1,604,166 and is included as other expense for the year ended June 30, 2000.

Composite Industries, Inc. - Composite Industries, Inc. was acquired by Composite under an agreement dated on April 28, 1999 and immediately merged into Composite. The agreement called for the conversion of 100% of the issued and outstanding shares of Composite Industries, Inc. in exchange for Composite's common stock at the rate of two shares of Composite Industries, Inc. for each share of Composite. As of the effective date, there were 13,028,539 common shares of Composite Industries, Inc. outstanding. The acquisition was treated as a purchase for financial reporting purposes.

M.P. Hall Enterprises, Inc. - On April 27, 1999, Composite acquired 100% of M.P. Hall's common stock in exchange for 100,000 shares of preferred B stock for a total purchase price of $550,000. M.P. Hall's assets consisted of land and development costs incurred to build a motel in Washington State. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction. Composite rescinded the transaction during the year ended June 30, 2000.

Big Mountain Construction Company, Inc. - Effective June 28, 1999, Composite purchased 100% of the common and preferred stock of Big Mountain Construction Company, Inc. for 215,983 restrictive common shares of Composite valued at $2.43 per share for a total purchase price of $525,120. The acquisition was treated as a purchase for financial reporting purposes. Goodwill in the amount of $408,197 was recognized in the transaction. Goodwill is amortized on the straight-line basis over twenty years commencing July 1, 1999. The inability of Composite to maintain the operations of Big Mountain caused Composite to abandon its entire investment in Big Mountain in March, 2001.
The abandonment of the entire investment in Big Mountain includes a loss on the sale of land in the amount of $197,650, a loss on disposal of equipment in the amount of $34,663, a loss on disposition of goodwill in the amount of $377, 579, and a gain on forgiveness of debt in the amount of $223,184. As a result, a net loss was incurred amounting to $386,708, and is included as other income and expense for the year ended on June 30, 2001.

Realty Center, Inc. - Effective June 28, 1999, Composite purchased 100% of the common stock of Realty Center, Inc. for 114,286 convertible Class A preferred shares of Composite valued at $3.50 per share for a total purchase price of $400,000. Realty Center's assets consisted of a 25% joint venture interest in a real estate development project known as Heartland Homes. Further, Composite acquired an additional 25% interest in Heartland Homes directly by issuing an additional 114,286 shares of convertible Class A preferred stock. Immediately after Composite's acquisition of Realty Center, Composite transferred it's 25% interest in Heartland into Realty Center. The acquisition was treated as a purchase for financial reporting purposes. No goodwill was recognized in the transaction. When the anticipated financing from Euro Federal Bank, NV failed to materialize, (see Note 15) Composite decided that it was in the best interest of all parties to rescind the transaction during the year ended June 30, 2000.

Allocation of the purchase price for each of the transactions follows:

                           Kampen and      Composite      M.P. Hall    Big Mountain     Realty         Total
                           Associates,     Industries    Enterprises   Construction     Center          all
                              Inc.            Inc.           Inc.      Company, Inc.     Inc.        Companies
                          -----------      ----------      --------      ---------     --------     -----------
Assets
Cash                      $         -     $   296,662     $       -     $    9,858    $       -    $    306,520
Employee and
 other advances                     -         234,133             -         54,600            -         288,733
Land, development
 and  capitalized
        interest costs      6,668,676                       885,252        516,703            -       8,070,631
Equipment (net)                     -          40,306             -         57,720            -          98,026
Patent                                     17,198,099             -              -            -      17,198,099
Investment in
        Joint Venture               -                             -              -      800,000         800,000
Goodwill                            -                             -        408,197            -         408,197
                          -----------      ----------      --------      ---------     --------     -----------
Total                     $ 6,668,676     $17,769,200     $ 885,252     $1,047,078    $ 800,000    $ 27,170,206
                          ===========      ==========      ========      =========     ========     ===========



                           Kampen and      Composite      M.P. Hall    Big Mountain     Realty         Total
                           Associates,     Industries    Enterprises   Construction     Center          all
                              Inc.            Inc.           Inc.      Company, Inc.     Inc.        Companies
                          -----------      ----------      --------      ---------     --------     -----------
Liabilities Assumed
        and Equity
Liabilities assumed       $ 5,157,590     $ 5,970,287     $ 335,252      $ 521,958    $       -    $ 11,985,087

Convertible
 Preferred stock            1,511,086               -       550,000              -      800,000       2,861,086
Common stock                        -           6,514             -            216            -           6,730
Additional paid-
 in capital                         -      11,792,399             -        524,904            -      12,317,303
                          -----------      ----------      --------      ---------     --------     -----------
Total                     $ 6,668,676     $17,769,200     $ 885,252     $1,047,078    $ 800,000    $ 27,170,206
                          ===========      ==========      ========      =========     ========     ===========


Note 4 - Advances to Omega International, Inc.

Composite had from time to time advanced funds to Omega International, Inc., an unrelated company, in the business of developing products for the construction industry. Composite advanced funds totaling $224,140 through June 30, 1999 in an effort to assist Omega in further developing its products. The notes were unsecured, due upon demand, and bore interest at 8% per annum. Interest income was recorded by Composite from April 28, 1999 to June 30, 1999 in the amount of $3,436. During the fiscal year ended June 30, 2000, Omega filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code and accordingly, management concluded that the advances were not collectible and were written off. For financial statement purposes, the expense is included as a component under the caption bad debt expense.


Note 5 - Machinery and Equipment

Machinery and equipment consists of the following as of June 30:

                                     2001                  2000
                                   -------               -------
        Equipment and tools not
            placed in service    $  80,060             $  80,060
        Machinery and equipment     90,244                84,640
        Office equipment             5,094                17,982
        Furniture and fixtures       3,032                 3,032
        Vehicles                    26,607                63,540
                                   -------               -------
                                   205,037               249,254
        Less: accumulated
              depreciation         (40,232)              (73,226)
                                   -------               -------
                Total            $ 164,805             $ 176,028
                                   =======               =======

Depreciation expense was incurred in the amount of $28,424 and $33,235 for the years ended June 30, 2001 and 2000, respectively, and is included in operating expenses.

NOTE 6 - Income Taxes

Composite accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). For the years ended June 30, 2001 and 2000 the income tax (benefit) was comprised of the following components:

                              2001        2000           Cumulative
                            --------    ---------        ----------
Current - Federal         $        -            -                 -
          State                    -            -                 -
                            --------    ---------        ----------
          Total current            -            -                 -

Deferred-Federal            (473,547)  (2,112,219)       (3,140,104)
         State                     -            -                 -
                            --------    ---------        ----------
         Total deferred     (473,547)  (2,112,219)       (3,140,104)

           Total         $  (473,547) $(2,112,219)      $(3,140,104)
                            ========    =========        ==========


The only differing method of reporting income for tax purposes as compared to financial reporting purposes was in nnection with the deferred tax liability resulting from the acquisition of patent rights described in Note 2. In addition, there is a deferred tax asset relating to the benefit provided by
the net operating loss carry forward.   As there are no state income taxes to
be considered, the income tax provision is computed at the federal statutory rate of 34%.

Deferred tax assets and liabilities consist of the following:

                                     2001            2000
Deferred tax assets-            -------------   -------------
Tax benefit of net operating
    loss carryovers             $   2,390,000    $  2,262,655
Valuation allowance                     -               -
                                -------------   -------------
                                $   2,390,000    $  2,262,655
                                =============   =============
Deferred tax liabilities-
Patent rights acquired          $   4,963,183    $  5,309,385
                                =============   =============

No valuation allowance was required for the deferred tax asset for each of the years presented because management determined that there is a strong likelihood of realization of the deferred tax asset. The deferred tax asset relates to the net operating loss carry forward. Composite incurred net operating losses for financial reporting purposes totaling $2,740,898 during 2001 available to offset future income for financial reporting purposes expiring in 2020.


NOTE 7 - Loans and Notes Payable

The following schedule summarizes loans and notes payable as of June 30, 2001 and 2000:


                                                            2001                 2000
                                                           --------            --------
Note payable to Joseph Vozka dated January 30, 2001
secured by forms built by Precise Forms, Inc. due on
demand including interest at 15% per annum                $ 125,000           $       -

Automobile loan dated April 11, 2000 payable at $412
per month including interest at 5.12% per annum with
the final installment due on April 11, 2005                   8,429              12,720

Equipment loan dated May 20, 1999 related to Big
Mountain Construction Company, Inc., secured by
excavating equipment payable at $1,664 per month
including interest at 20.9% per annum with the final
installment due on May 20, 2001                                   -              15,159

Construction loan dated August 11, 1998 secured by
land and property with monthly payments on an interest
only basis and principal due October 1, 2000
including extension at prime + 2%, currently 11.5%
at June 30, 2000                                                  -             295,615
                                                           --------            --------
                Total                                     $ 133,429           $ 323,494
                Less: current maturities                  $ 129,627           $ 315,065
                                                           --------            --------
                Long-term portion                         $   3,802           $   8,429
                                                           ========            ========


The loans payable for the construction loan and to B ig Mountain Construction Company were written off during the year ended June 30, 2001 due to the disposition of Big Mountain Construction Company, Inc. and amounts were included under the caption net loss on disposition of subsidiaries. Interest expense for the years ended June 30, 2001 and 2000 amounted to $31,429 and $33,886, respectively. The carrying value of the Company's borrowings approximate their fair values.


NOTE 8 - Related Party Transactions

Composite has entered into consulting agreements with certain members of the Company's Board of Directors and stockholders to provide services on various strategic and business issues. The agreements are renewable at the discretion of management. Total fees paid for such services by the Company either in stock or cash during the years ended June 30, 2001 and 2000 were $1,154,325 (including $200,000 cash) and $1,168,375 respectively and are included in operating expenses in the consolidated statements of operations.

Management believes the transactions were at arm's length.

The President and Chief Executive Officer has from time to time advanced funds to Composite or one of its subsidiaries to assist with working capital requirements. These transactions are short-term in nature. Such funds advanced to the Company amounted to $325,301 and $281,434 as of June 30, 2001 and 2000, respectively, and are carried in loans and advances from related parties. Interest related to these advances during the year ended June 30, 2000 at 8% amounted to $20,809. No interest was charged for the year ended June 30, 2001.


NOTE 9  -  Officer loans

On May 25, 2000, Composite issued 327,511 shares of common stock in connection with its Regulation S-8 filing valued at $191,749 to an officer of the company as nominee for the purpose of selling the shares on the open market and using the proceeds to pay specific company expenses. Since the common stock was issued in the officer's name, the officer has a liability to the company for the value of the shares at the date of issuance. Accordingly, an officer loan was recorded for $191,749 and was reflected as a reduction of stockholders' equity at June 30, 2000. During the fiscal year 2001, the officer's loan in this amount was converted to compensation and expensed in the accompanying financial statements. $163,000 was repaid and the balance was expensed as officer compensation. An additional $96,100 was advanced and charged to officer compensation


NOTE 10  -  Concentration of Credit Risk - Cash

Composite maintains its cash balances at financial institutions located in Nevada. At times, the balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of this financial instrument approximates cost.

NOTE 11 -   Industry Segment Information Composite's operations fall under one segment.

NOTE 12 - Stockholders' Equity

The Company is authorized to issue two classes of convertible preferred stock; Class A and Class B. Each share of Class A preferred is convertible to common stock at $3.50 per share. Class B preferred stock is convertible to common stock at $5.50 per share. Each class of preferred stock is authorized at 5,000,000 shares. At June 30, 2000, 428,572 shares of Class A convertible preferred stock and no shares of Class B convertible preferred stock were issued and outstanding. During 2001, 228,572 shares of class A and 100,000 shares of class B were rescinded and the acquisitions they related to were terminated.


NOTE 13 - Stock Options

Composite established a stock option plan during the 2001 fiscal year. In prior years, an incentive stock option plan was authorized but was cancelled on June 8, 2000 by the Board of Directors.

Below is summarized the option activity for the years ended June 30, 2001 and 2000.

                                            2001          Weighted        2000           Weighted
                                           Options        Average         Options        Average
                                            -------       --------       ---------       -------
Securities outstanding - beginning of year      -                        7,000,000       $0.38
Securities granted                          875,000          $0.23            -
Securities exercised                        500,000          $0.40            -
Securities cancelled                          -                          7,000,000       $0.38
                                            -------       --------       ---------       -------
Securities outstanding - end of year        375,000           NIL                          -
                                            =======       ========       =========       =======

Composite issued stock options to a public relations firm in connection with an agreement signed on June 8, 2000. The stock options issued as part of the agreement expire after three years. The agreement calls for vesting of options as follows:

        15,000 shares @ $1.50 per share when the stock price reaches $1.50 15,000 shares @ $2.50 per share when the stock price reaches $2.50 25,000 shares @ $3.50 per share when the stock price reaches $3.50 25,000 shares @ $4.50 per share when the stock price reaches $4.50

These options were cancelled during the fiscal year ended June 30, 2001.

On January 30, 2001, a consultant was granted an option to purchase 375,000 shares of common stock at $0.00125 cent per share for a total price of $469. The value of the common stock on the date of issue was $120,469 or $0.32125 per share resulting in compensation of $120,000. The stock option agreement is for a term of five years.

An officer was granted an option to purchase 500,000 shares of restricted common stock of Composite at an exercise price of $.40 per share and on June 4, 2001, he exercised the stock options and the Company received $200,000.


NOTE 14 - Stock Issued For Services

During the fiscal year ended June 30, 2001, the Company issued stock for services rendered by outside professionals and officers of the Company. A total of 2,065,000 shares of stock were issued and valued at $834,325. These costs are included in operating expenses in the accompanying consolidated statements of operations.

NOTE 15 - Commitments and contingencies

During the year ended June 30, 2000, Composite issued 45,000,000 shares of common stock to Euro Federal Bank, NV as collateral for an anticipated loan and financing agreement. No loans or financings were extended to Composite and the stock certificates were stopped. Euro Federal Bank has returned the shares to Composite Industries. Accordingly, these shares were not considered outstanding in the earnings per share calculation.

Composite rents office space for its Las Vegas, Nevada headquarters on a month to month basis. Rent expense amounted to $7,680 for each of the fiscal years ended June 30, 2001 and 2000.

NOTE 16 - Fair Value of Financial Instruments

Estimated fair value of Composite financial instruments are as follows:

                                      2001                    2000
                             ---------------------    --------------------
                             Carrying       Fair      Carrying      Fair
                              Amount       Value       Amount       Value
                             ---------------------    --------------------
        Cash                $ 667,142    $ 667,142    $ 18,516    $ 18,516
        Notes payable         125,000      125,000     310,774     310,774
    Loans and advances
    from related parties      325,301      325,301     281,434     281,434
      Automobile loan           8,429        8,429      12,720      12,720
    Convertible debenture   $ 931,750    $ 931,750        -            -
                             ---------------------    --------------------

The fair value of the financial instruments related to debt is based on current rates at which Composite could borrow funds with similar remaining maturities.

NOTE 17 - Violations of the Securities Act of 1934

On June 8, 2001, the SEC filed a complaint with the United States District Court, District of Nevada, alleging that certain press releases issued by Composite Industries, and corporate officers Merle Ferguson and Susan Donohue contained misrepresentations of material information in connection with contracted revenues and projected gross profits, operational facilities and the securing of financing. Also, the Company was cited in the complaint for issuing common stock to officers who in turn sold those shares into the market to finance Composite's current operations prior to having a registration statement in effect.

The defendants, without admitting or denying the allegations set forth in the Complaint, have agreed to consent judgments permanently restraining them from committing the violations alleged in the Complaint in the future. The penalty in the amount of $120,000 was assessed personally to Ferguson which has agreed to pay and is not an obligation payable by Composite. The proposed final judgments have been submitted to the SEC's Washington office for approval and are pending.

NOTE 18 - Going Concern Considerations

Composite Industries has operated as a development stage enterprise since February 10, 1997, its inception and therefore has operated for over four years without generating revenues. Funds have been generated primarily by the extension of loans and advances from officers and directors and the issuance of common and preferred stock and debentures. The failure to generate revenues from operations has caused Composite to experience liquidity shortfalls from time to time.

The Chairman, Merle Ferguson has pledged to continue to contribute money to keep Composite solvent during the next twelve months. Further, the Company has contracts with joint venture partners and expects to commence construction operations during fiscal year 2002. It is for these reasons that management believes that substantial doubt about Composite's ability to continue as a going concern is alleviated.

NOTE 19 - Convertible Debentures

On April 5, 2001, Composite issued $1,000,000 of 6% convertible debentures due April 5, 2002. The Company received proceeds of $910,000, net of a bond discount of $90,000. The bond discount is being amortized over the life of the debentures and $21,750 was amortized during 2001. The debentures are required or permitted to be repaid at the "Maturity Date" as provided thereunder and to pay interest to the holder on the aggregate unconverted and then outstanding principal amount of the debentures at the rate of 6% per annum, payable on each conversion date (date that a conversion notice is provided) and on the maturity date in cash or shares of common stock. No debentures were converted as of June 30, 2001. Interest of $14,500 was accrued on the debentures during the year ended June 30, 2001. The effective rate of interest on the debentures was 15.4% through June 30, 2001.

The debenture restricts a holder from converting the debenture or receiving common stock as payment of interest to the extent such conversion or receipt of such interest payment would result in the holder beneficially owning in excess of 9.999% of the then issued and outstanding shares of common stock, including shares issuable upon conversion of, and payment of interest on, the debentures held by such holder.


NOTE 20 -Subsequent Events

Acquisitions:

Composite acquired 100% of the common stock of MJB Towers, Inc. a California corporation in the business of acquiring and leasing telecommunication towers, in exchange for 1,000,000 shares of preferred stock. In addition, the terms of the agreement specify a bonus payment first, beginning with the first month of operations, and there is a provision for an additional bonus based on future performance.

Stock Transactions:

Financial Consulting Agreement

On July 2, 2001, the Company issued 150,000 shares of common stock to a financial consulting firm as a "commencement bonus" under an agreement wherein the financial consultant will perform certain evaluations and analyses for the Company. Additionally, the financial consultant will be paid $3,000 (or 4,000 shares of common stock) per month for such services. The agreement term is for six months starting on May 23, 2001. These shares related to the commencement bonus have been valued at $.44 per share for a total valuation of $66,000. This will be recognized as consulting expenses over six months commencing July, 2001.

Restricted Stock Issued For Consulting Services On July 11, 2001, a total of 149,385 shares of the Company's common stock were issued to two individuals for consulting services. These shares are restricted as to transferability under SEC Rule 144 for a period of one year. The shares have been valued at $.53 per share for a total valuation of $79,174. This will be recognized as consulting expense over twelve months commencing July, 2001.

Corporate Officers The Company issued 17,000,000 shares of common stock to senior corporate officers on August 23, 2001. The shares were issued for future services to be rendered to the Company related to capital raising efforts, building alliances, and overall corporate strategy development. These shares are restricted as to transferability under SEC Rule 144. The trading restrictions run for a two-year period. The shares have been valued at $.33 per share for a total valuation of $5,525,000. This value reflects a discount for the two-year trading restriction as well as a discount related to the volume of shares in this transaction compared to the number of shares outstanding. Therefore, the unearned compensation of $5,525,000 related to this transaction will be amortized to compensation expense ratably over a two year period.


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

-------------------------------------------------------------------------------
NAME                    AGE             POSITION
-------------------------------------------------------------------------------
Merle Ferguson          54             President, CEO and Chairman of the Board

William Morris          63             Vice President of  Finance,
                                       Chief Financial Officer,
                                       Treasurer

Susan Donohue           48             Vice President of Operations, Secretary
-------------------------------------------------------------------------------

Merle Ferguson, President, CEO and Chairman of the Board, founded Affordable Homes of America, Inc. in 1997 after a successful career in the construction industry. Mr. Ferguson's goal was to form a national construction company able to create affordable, quality homes for first-time and low-income homebuyers. Prior to starting the Company, Mr. Ferguson spent 24 years in the construction industry as a builder and real estate developer in California, Oregon and Washington States.

Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. For the past 7 years, Mr. Ferguson has been researching new construction products used to reduce deforestation. Some of the construction methods under development by the Company use no timber products.

William Morris joined Composite Industries of America as Vice President of Finance, Chief Financial Officer and Treasurer of the Board in May of 2001. Mr. Morris brings over 30 years of financial and accounting experience to the Company. The majority of the 30 years were performing the duties of Chief Financial Officer. He was the CFO for (Sony) / Superscope, Inc. and Maranatz Company, Inc., and at one time was the youngest CFO of a New York Stock Exchange company.

Susan Donohue is the Vice President of Operations, and Secretary of the Board. She was one of the two founders of Zawada Technologies, Inc. At Zawada Technologies she worked directly with Joseph Zawada on the research of the Z Mix product. Zawada Technologies merged with Composite Industries, Inc. Ms. Donohue joined Affordable Homes/World Homes when the original Composite
merged with the Company.   Ms. Donohue attended the University of Wisconsin at
Stevens Point with a focus in sociology and psychology. Ms. Donohue also attended Cardinal Stritch College of Madison, where she majored in Business Administration.


ITEM 10  EXECUTIVE COMPENSATION

Composite Industries of America has employment agreements with its officers. Merle Ferguson and Susan Donohue are paid through business management services agreements with the Company. Merle Ferguson is paid $150,000 per year, William Morris is paid $120,000 per year and Susan Donohue is paid $60,000 per
year.    The compensation is for services as officers and/or directors, specific senior roles, consulting services with regards to corporate operations and day-to-day duties and responsibilities of running the corporate office.

During the fiscal year ended June 30, 2001, the Company issued stock for services rendered by officers of the Company. A total of 1,195,000 shares of stock were issued and valued at $479,200.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2001, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

-------------------------------------------------------------------------------
Title of class    Name and address                Amount of       Percent
                  of beneficial owner             beneficial      of class
                                                  ownership
-------------------------------------------------------------------------------
Common Stock      Merle Ferguson                  10,438,000      45.9%
                  4505 W. Hacienda Ave. #I-1
                  Las Vegas, Nevada 89118

Common Stock      William Morris                           0       0.0%
                  4505 W. Hacienda Ave. #I-1
                  Las Vegas, Nevada 89118

Common Stock      Susan Donohue                      775,000       3.4%
                  4505 W. Hacienda Ave. #I-1
                  Las Vegas, Nevada 89118
-------------------------------------------------------------------------------
All Officers as a Group and Directors             11,213,000      49.3%
===============================================================================


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a consulting agreement with certain members of the Company's Board of Directors and stockholders to provide services on various strategic and business issues. The agreements are renewable at the discretion of management. Total fees paid for such services by the Company either in stock or cash during the years ended June 30, 2001 and 2000 were $1,154,325 and $1,168,375 respectively.

The President and Chief Executive Officer has from time to time advanced funds to Composite Industries of America or one of its subsidiaries to assist with working capital requirements. As of June 30, 2001 and 2000, such funds advanced to the Company amounted to $325,301 and $281,434 respectively.

No officer, director, nominee for election as a director, or associates of such officer, director or nominee is or has been in debt to the Company during the past fiscal year except for the following. On May 25, 2000, the Company issued 327,511 S-8 shares of common stock valued at $191,749 to an officer of the Company as nominee for the purpose of selling the shares on the open market and using the proceeds to pay specific Company expenses. Since the common stock was issued in the officer's name, the officer had a liability to the Company for the value of the shares at the date of issuance. During the quarter ended September 31, 2000, $163,000 was repaid to the company. The loan was reduced by an additional $31,000 in exchange for services.


ITEM 13  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

 3.1   Articles of Incorporation

 3.2   Certificate Of Incorporation - Composite Industries

 3.3   Amendment to Articles of Incorporation (World Homes)

 3.31  Amendment to Articles of Incorporation (Composite Industries)

 3.4   By-Laws

10.1   Joint Venture Agreement with Al Nasr Trading and Industrial Corp.

23.2   Consent of Pascale, Razzino, Alexanderson & Co. PLLC


(b) Reports on Form 8-K.

There were three reports in Form 8-K filed during the fiscal year 2001 and one 8-K filed on Aug. 24 2001 after the close of fiscal 2001 which is included as a references in this filing.

1) 8-K filed: 10-13-2000 Name Change-Item No. 5. Other Events.

The Company changed its name to World Homes, Inc. on October 12, 2000. World Homes, Inc. has a new CUSIP number of 98147Q100 and a new trading symbol of WHME.


2) 8-K filed:   2-5-2001 Change of Officers-Item No. 5. Other Events.

The Company hired Jon Nicolaisen as President and CEO as replacement to Merle Ferguson, who remains Chairman of the Board.
The Company accepted the resignation of Michael Schulman as Chief
Financial Officer and appointed Susan Donohue as interim CFO.


3) 8-K filed:  5-29-2001 Change of Officers-ITEM NO. 5. OTHER EVENTS.

The Company accepted the resignation of Jon Nicolaisen as President and CEO. Merle Ferguson, Chairman of the Board, assumed the duties of President and CEO. The Company accepted the resignation of Jason Thompson as Chief Financial Officer and hired William Morris as Executive Vice-President of Finance and CFO.

4) 8-K filed: 8-24-2001 (for Reference only)-Item No. 5. Other Events.

The Company changed its name to Composite Industries of America, Inc. on August 24, 2001. Composite Industries of America, Inc. has a new CUSIP number of 20461M101 and a new trading symbol of CIAI

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Composite Industries of America, Inc.

Date: October 9, 2001      By: /s/ Merle Ferguson
                                   ------------------------------
                                   Merle Ferguson
                                   Chairman, President, and CEO

Date: October 9, 2001      By: /s/ William Morris
                                   ------------------------------
                                   William Morris
                                   Vice President of Finance
                                   CFO and Treasurer of the Board