Form 10QSB
period 2001-09-30
COMPOSITE INDUSTRIES OF AMERICA INC
filed 2001-11-01
CIK 894501

===============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                                 FORM 10-QSB

        ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  for quarterly period ended September 30, 2001

        (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
              SECURITIES EXCHANGE OF 1934

        for the transition period from  ______________  to _________________

                        Commission File No. 33-55254-18

                      COMPOSITE INDUSTRIES OF AMERICA, INC.
             (exact name of Registrant as Specified in its charter)

           NEVADA                                      87-0434297

(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification Number)

4505 W. Hacienda Ave. Unit I-1
Las Vegas, Nevada                                         89118
Address of principal executive office)                 (Zip Code)

===============================================================================

Registrants telephone number, including area code (702) 579-4888

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange A ct of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x] yes [ ] no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form I O-QSB or any amendment to this Form I O-QSB. [x)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                                        Outstanding as of
                                                             September 30, 2001

$.001  PAR VALUE   CLASS A COMMON STOCK                          40,065,281
                   VALUE Class A Convertible Preferred Stock        428,572
                   VALUE Class B Convertible Preferred Stock              0


ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

                             CONSOLIDATED BALANCE SHEETS

                        SEPTEMBER 30, 2001 and JUNE 30, 2001


                                                        (Unaudited)
ASSETS                                                   September         June
                                                           2001            2001
                                                        ----------     -----------
Cash                                                $      189,752     $   667,142
Land development costs                                      69,435          65,991
Prepaid consulting fees                                     33,000               -
Other receivables                                           18,089               -
Deferred tax asset                                       2,760,000       2,390,000
Machinery & equipment - net of
        accumulated depreciation of $44,308 and
        $40,232 as of September 30, 2001 and
        June 30, 2001, respectively                        166,547         164,805

Patent - net of accumulated amortization of
        $2,519,375 and $2,258,750 as of September 30,
   2001 and June 30, 2001, respectively                 14,678,724      14,939,349
                                                        ----------     -----------


        TOTAL ASSETS                                   $17,915,547     $18,227,287
                                                        ==========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 1

                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                              (a development stage company)
                         CONSOLIDATED BALANCE SHEETS (continued)
                          SEPTEMBER 30, 2001 and JUNE 30, 2001

                                                                    (Unaudited)
                                                                     September          June
LIABILITIES AND STOCKHOLDERS' EQUITY                                    2001            2001
                                                                   ------------     -----------
LIABILITIES
        Accounts payable                                          $      24,683    $      3,530
        Accrued expenses                                                 31,357          20,000
        Accrued interest                                                 42,438          22,313
        Loans and notes payable                                         132,294         133,429
        Loans and advances from related parties                         125,301         325,301
   Convertible debenture - net of unamortized discount
         of $45,250 and $68,250 as of September 30, 2001
    and June 30, 2001, respectively                                     954,750         931,750
   Deferred tax liability                                             4,876,633       4,963,183
                                                                   ------------     -----------
        TOTAL LIABILITIES                                             6,187,456       6,399,506
                                                                   ------------     -----------
COMMITMENTS AND CONTINGENCIES (NOTE 15)

STOCKHOLDERS' EQUITY
        Convertible preferred stock class A, (5,000,000 shares
        authorized; 428,572 shares issued and outstanding
        at September 30, 2001 and June 30, 2001)                      1,511,086       1,511,086
   Convertible preferred stock class B (5,000,000 shares
   authorized: 0 shares issued and outstanding at
     September 30, 2001 and June 30, 2001)                                    -               -
   Common stock ($.001 par value, 100,000,000
        shares authorized, 40,065,281 shares issued
        and outstanding as of September 30, 2001; 22,761,396
        shares issued and outstanding as of June 30, 2001)               40,065          22,761
   Additional paid-in capital                                        22,959,598      17,347,521
        Prepaid officers' compensation                             (  4,834,375)              -
   (Deficit) accumulated during the development stage              (  7,948,283)     (7,053,587)
                                                                   ------------     -----------
        Total Stockholders' Equity                                   11,728,091      11,827,781
                                                                   ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   17,915,547    $ 18,227,287
                                                                   ============     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 2

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000


                                                       2001            2000
                                                 ------------     -----------
        Operating expenses:
     General and administrative
         expenses                               $      75,525   $     101,127
     Depreciation and amortization                    264,701         274,044
     Officers' compensation                           816,242               -
     Consulting fees                                  153,685         142,904
                                                 ------------     -----------
        Total operating expenses                    1,310,153         518,075
                                                 ------------     -----------
        (Loss) from operations                    ( 1,310,153)    (   518,075)
                                                 ------------     -----------
  Other income and (expense):
        Interest and other income                       2,648           1,024
     (Loss) on sale of land                                 -     (   197,650)
        Interest (expense)                        (    43,741)    (     5,202)
                                                 ------------     -----------
  Total other (expense) - net                     (    41,093)    (   201,828)
                                                 ------------     -----------
  Net (loss) before income taxes                  ( 1,351,246)    (   719,903)
                                                 ------------     -----------
  Benefit for income taxes                            456,550         240,000
                                                 ------------     -----------
        Net (loss)                              $ (   894,696)  $ (   479,903)
                                                 ============     ===========
Net (loss) per common share                     $ (       .03)  $ (       .02)
                                                 ============     ===========
Weighted average number of
 common shares outstanding                         30,250,755      20,823,698
                                                 ============     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 3

                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                              (a development stage company)
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001



                                                   Convertible                    Common
                                                    Preferred                      Stock                  Additional
                                                     Stock A                   .001 Par Value              Paid-in
                                                Shares      Amount          Shares        Amount           Capital
                                                -------   ---------       ----------     ----------      -----------
Opening balance - July 1, 2001                  428,572  $1,511,086       22,761,396     $   22,761      $17,347,521

Issuance of common stock to officers
 in lieu of cash compensation                                             17,000,000         17,000        5,508,000

Amortization of officers' compensation

Issuance of common stock for
 consulting services                                                         150,000            150           65,850

Issuance of common stock                                                     149,385            149           37,197

Adjustment                                                                     4,500              5            1,030

Net (loss) for the three months ended
 September 30, 2001
                                                -------   ---------       ----------     ----------      -----------
Closing balance - September 30, 2001            428,572  $1,511,086       40,065,281     $   40,065     $ 22,959,598
                                                =======   =========       ==========     ==========      ===========


                                                                     (Deficit)
                                                                    Accumulated
                                                   Prepaid           During the              Total
                                                   Officers'        Development          Stockholders'
                                                 Compensation          Stage                 Equity
                                                -------------     ---------------         ------------
Opening balance - July 1, 2001                  $         -       $(    7,053,587)        $ 11,827,781

Issuance of common stock to officers
 in lieu of cash compensation                     ( 5,525,000)                                       -

Amortization of officers' compensation                690,625                                  690,625

Issuance of common stock for
 consulting services                                                                            66,000

Issuance of common stock                                                                        37,346

Adjustment                                                                                       1,035

Net (loss) for the three months ended
 September 30, 2001                                                   (   894,696)        (    894,696)
                                                -------------     ---------------         ------------
Closing balance - September 30, 2001            $ ( 4,834,375)    $   ( 7,948,283)        $ 11,728,091
                                                =============     ===============         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 4

                  COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                              (a development stage company)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                            FOR THE YEAR ENDED JUNE 30, 2001

                                                   Convertible                    Common
                                                    Preferred                      Stock                  Additional
                                                     Stock A                   .001 Par Value              Paid-in
                                                Shares      Amount          Shares        Amount           Capital
                                                -------   ---------       ----------     ----------      -----------



Opening balance - July 1, 2000                  428,572  $1,511,086       20,417,379     $   20,417      $16,195,761

Issuance of common stock for officer's
 compensation                                                              1,975,000          1,975          787,350

Issuance of common stock for legal and
 for consulting services rendered                                             90,000             90           44,910
Issuance of Common Stock through
 exercise of stock options                                                   500,000            500          199,500

Issuance of stock option to consultant                                                      120,000          120,000

Cancellation of restricted stock issued
  in the acquisition of Big Mountain
  Construction Company, Inc.                                              (  215,983)     (     216)

Adjustment                                                                (    5,000)     (       5)

Officer loans converted to compensation

Net (loss) for the year ended June 30, 2001
                                                -------   ---------       ----------     ----------      -----------
Closing balance - June 30, 2001                 428,572  $1,511,086       22,761,396     $   22,761     $ 17,347,521
                                                =======   =========       ==========     ==========      ===========



                                                                     (Deficit)
                                                                    Accumulated
                                                                    During the              Total
                                                  Officers'         Development          Stockholders'
                                                    Loans              Stage                Equity
                                                -------------     ---------------      --------------



Opening balance - July 1, 2000                  $  (191,749)      $ (  4,312,689)       $  13,222,826

Issuance of common stock for officer's
 compensation                                       789,325

Issuance of common stock for legal and
 for consulting services rendered                    45,000
Issuance of Common Stock through
 exercise of stock options                          200,000

Issuance of stock option to consultant

Cancellation of restricted stock issued
  in the acquisition of Big Mountain
  Construction Company, Inc.                                                               (      216)

Adjustment                                                                                 (        5)

Officer loans converted to compensation             191,749                                   191,749

Net (loss) for the year ended June 30, 2001                         (  2,740,898)        (  2,740,898)
                                                -------------     ---------------      --------------
Closing balance - June 30, 2001                  $      -         $ (  7,053,587)        $ 11,827,781
                                                =============     ===============      ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 5

                 COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                             (a development stage company)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                2001          2000
                                                           ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                              $(    894,696)  $(    479,903)

ADJUSTMENTS TO RECONCILE NET (LOSS)
TO CASH (USED) IN OPERATING ACTIVITIES
Depreciation and amortization                                 264,701         274,044
Deferred tax benefit                                     (    456,550)   (    240,000)
Loss on sale of land                                                -         197,650
Stock issued for services                                     724,660         185,725
Reduction of officer loans as repayment for services                -          31,000
(Increase) decrease in assets:
 Employee advances                                                  -    (        788)
 Capitalized interest                                               -    (     48,142)
 Land development costs                                  (      3,444)              -
 Other assets                                                       -    (     45,000)
Increase (decrease) in liabilities:
 Accounts payable                                              21,153    (      9,212)
 Accrued expenses                                              11,356    (     84,798)
 Accrued interest                                              43,125               -
                                                           ----------     -----------
Total Adjustments                                             605,001         260,479
                                                           ----------     -----------
Net cash (used) by operating activities                  (    289,695)   (    219,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Machinery and equipment acquisitions                     (      5,818)              -
                                                           ----------     -----------
Net cash (used) by investing activities                  (      5,818)              -
                                                           ----------     -----------
        Subtotal                                         (    295,513)   (    219,424)
                                                           ==========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 6

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                2001           2000
                                                           ----------     -----------
        Subtotal                                        $(    295,513)   $(   219,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans and advances from (to) related parties              (   200,000)         71,240
Repayment of officer loans                                          -         163,000
Issuance of common stock                                       19,258               -
Loans and notes payable - (repayments)                    (     1,135)    (     1,237)
                                                           ----------     -----------
Net cash (used) provided by financing activities          (   181,877)        233,003
                                                           ----------     -----------
Net (decrease) increase in cash                           (   477,390)         13,579
                                                           ----------     -----------
Cash  - beginning of period                                   667,142          18,516
                                                           ----------     -----------
Cash  - end of period                                   $     189,752    $     32,095
                                                           ==========     ===========
Supplemental Disclosure of cash flow information:

 Cash Paid During the Year for:

         Interest expense                               $          91    $      5,202
                                                           ==========     ===========
         Income taxes                                   $           -    $          -
                                                           ==========     ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 7

              COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


NON-CASH INVESTING AND FINANCING TRANSACTIONS

On May 25, 2000, Composite issued 327,511 shares of common stock valued at $191,749 to an officer of the Company to pay specific company expenses. Accordingly, an officer loan receivable was recorded for $191,749 and was reflected as a reduction of stockholders' equity at June 30, 2000. An additional 300,000 shares valued at $131,000 were issued to the officer during the quarter ended September 30, 2000. During this quarter, the $163,000 was repaid to the Company. The loan was also reduced by an additional $31,000 in exchange for services.

During the three months ended September 30, 2000, Composite issued 425,000 shares of common stock valued at $185,725 for legal and consulting services performed.

On July 2, 2001, the Company issued 150,000 shares of common stock to a financial consulting firm as a "commencement bonus" under an agreement wherein the financial consultant will perform certain evaluations and analyses for the Company. The agreement term is for six months effective July 1, 2001. These shares related to the commencement bonus have been valued at $.44 per share for a total valuation of $66,000. This will be recognized as consulting expenses over six months commencing July, 2001. For the three months ended September 30, 2001, consulting expense amounted to 33,000. The Company recorded the remaining $33,000 as prepaid consulting fees as a current asset. On July 11, 2001, a total of 149,385 shares of the Company's common stock were issued to two individuals for $37,346 to be paid at a future date. These shares are restricted as to transferability under SEC Rule 144 for a period of one year. The shares have been valued at $.25 per share for a total valuation of $37,346. The portion that remained unpaid as of September 30, 2001
amounted to $18,089.   This was recorded as other receivables and is shown as
a current asset.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 8

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NON-CASH INVESTING AND FINANCING TRANSACTIONS (continued) Composite issued 17,000,000 shares of common stock to senior corporate officers on August 23, 2001. The shares were issued for future services to be rendered to the Company related to capital raising efforts, building alliances, and overall corporate strategy development. These shares are restricted as to transferability under SEC Rule 144. The trading restrictions run for a two-year period. The shares have been valued at $.33 per share for a total valuation of $5,525,000. This value reflects a discount of 50% for the two-year trading restriction as well as a discount related to the volume of shares in this transaction compared to the number of shares outstanding. Therefore, the unearned compensation of $5,525,000 related to this transaction will be amortized to compensation expense ratably over a two-year period. For the three months ended September 30, 2001, compensation expense amounted to $690,625. The remaining compensation of $4,834,375 was recorded as prepaid officers' compensation as a reduction of stockholders' equity.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 9

               COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                           (a development stage company)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000


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

(B)     - Consolidated Net (Loss) per Common Share

Consolidated net (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Only the weighted average number of shares of common stock outstanding was used to compute basic loss per share for the three months ended September 30, 2001 and 2000 as the inclusion of stock options are anti-dilutive. There were no stock warrants, or other common stock equivalents outstanding during this period.

(C)     - Income Taxes

Income taxes are provided or a benefit is accrued on all revenue and expense items included in the consolidated statements of operations, regardless of the period in which such items are recognized for income tax purposes, except for items representing a permanent difference between pretax accounting income and taxable income. F - 10 COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
 (a development stage company)


                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

NOTE 1 - General and Summary of Significant Accounting Policies (continued)

(D)    - Depreciation

Composite depreciates equipment, vehicles, furniture and fixtures, and machinery on a straight-line basis over five to ten years for financial reporting purposes.

(E)    - Patents

Composite amortizes its patent rights from the date of acquisition on a straight-line basis over its remaining life at acquisition of 16 years and 3 months.

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

(G)    - Basis of Presentation

The accompanying consolidated balance sheets and related consolidated statements of operations, stockholders' equity and cash flows during the development stage, includes the accounts of Composite Industries of America, Inc. and Big Mountain Construction Company, Inc. as of September 30, 2000 and for the three months then ended. Significant inter-company transactions or balances have been eliminated. The financial statements include only the operations of Composite Industries of America, Inc. for the three months ended September 30, 2001 since Big Mountain was terminated in March, 2001.

F - 11


               COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                           (a development stage company)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000


Note 2 -  Patent

Composite believes that it is appropriate to continue to carry the cost of its Z-MIX patent at September 30, 2001 because the signing of these long-term contracts demonstrates the patent's immediate commercial viability. Furthermore, management believes that the expected future profits and cash flows will support the carrying value of the patent. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date). Patent amortization expense amounted to $260,625 for the three months ended September 30, 2001 and 2000.

Note 3 -  Machinery and Equipment

Machinery and equipment consists of the following as of September 30, 2001 and June 30, 2001:
                                               (Unaudited)
                                                September        June
                                                   2001          2001
                                               ----------     ----------
        Equipment and tools not
                   placed in service          $    80,060     $   80,060
        Machinery and equipment                    96,062         90,244
        Office equipment                            5,094          5,094
        Furniture and fixtures                      3,032          3,032
        Vehicles                                   26,607         26,607
                                                  210,855        205,037
        Less: accumulated
              depreciation                      (  44,308)     (  40,232)
                                               ----------     ----------
                 Total                          $ 166,547     $  164,805
                                               ==========     ==========

Depreciation expense was incurred in the amount of $4,076 and $8,316 for the three months ended September 30, 2001 and 2000, respectively, and is included in operating expenses.


F - 12

              COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                          (a development stage company)

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

NOTE 4 - Income Taxes

Composite accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). For the three months ended September 30, 2001 and 2000, the income tax (benefit) was comprised of the following components:

                                                   2001             2000
                                               ----------        ----------
        Current -  Federal                   $           -                -
                   State                                 -                -
                                                ----------       ----------
                   Total current                         -                -

        Deferred - Federal                    (    456,550)       ( 240,000)
                   State                                 -                -
                                                ----------       ----------
                   Total deferred             (    456,550)       ( 240,000)

                   Total                     $(    456,550)    $  ( 240,000)
                                                ==========       ==========

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

Deferred tax assets and liabilities consist of the following:

                                               (Unaudited)
                                                September           June
                                                   2001             2001
                                                ----------       ----------
        Deferred tax assets-
        Tax benefit of net operating
         loss carryovers                      $  2,760,000      $ 2,390,000
        Valuation allowance                              -                -
                                                ----------       ----------
                                              $  2,760,000      $ 2,390,000
                                                ----------       ----------
        Deferred tax liabilities-
        Patent rights acquired                $  4,876,633      $ 4,963,183
                                                ==========       ==========

F -13

               COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                           (a development stage company)

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000


NOTE 4 - Income Taxes (continued)

No valuation allowance was required for the deferred tax asset for each of the periods presented because management determined that there is a strong likelihood of realization of the deferred tax asset. The deferred tax asset relates to the net operating loss carry forward. Composite incurred net operating losses for financial reporting purposes totaling $894,696 during the three months ended September 30, 2001 available to offset future income for financial reporting purposes expiring in 2020.

NOTE 5 - Loans and Notes Payable

The following schedule summarizes loans and notes payable as of September 30, 2001 and June 30, 2001:

                                                           (Unaudited)
                                                            September           June
                                                               2001             2001
                                                            ----------       ----------

Note payable to Joseph Vozka dated January 30, 2001
secured by forms built by Precise Forms, Inc. due on
demand including interest at 15% per annum                     125,000          125,000

Automobile loan dated April 11, 2000 payable at $412
per month including interest at 5.12% per annum with
the final installment due on April 11, 2005                      7,294            8,429
                                                            ----------       ----------
                Total                                          132,294          133,429
                Less: current maturities                       129,685          129,627
                                                            ----------       ----------

                Long-term portion                         $      2,609      $     3,802
                                                            ==========       ==========

Interest expense related to these loans for the three months ended September 30, 2001 and 2000 amounted to $5,408 and $5,202, respectively. The carrying value of the Company's borrowings approximate their fair values.

Additionally, included in interest expense for the three months ended September 30, 2001 is interest on the convertible debenture and the amortization of the related discount which total $38,333.

F - 14

              COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                          (a development stage company)

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

NOTE 6 - Related Party Transactions

Composite has entered into consulting agreements with certain members of the Company's Board of Directors and stockholders to provide services on various strategic and business issues. The agreements are renewable at the discretion of management. Total fees paid for such services by the Company either in stock or cash during the three months ended September 30, 2001 and 2000 were $816,242 (including $125,617 cash) and $77,500 respectively and are included in operating expenses in the consolidated statements of operations.

Management believes the transactions were at arm's length.

The President and Chief Executive Officer has from time to time advanced funds to Composite or one of its subsidiaries to assist with working capital requirements. These transactions are short-term in nature. The joint venture construction project known as Heartland Homes advanced $53,101 to Big Mountain Construction Company, Inc. These advances are non-interest bearing and are short-term in nature. Funds advanced to the Company as of September 30, 2001 and June 30, 2001 amounted to $125,301 and $325,301, respectively, and are carried in loans and advances from related parties. No interest was charged for the three months ended September 30, 2001 and 2000.

NOTE 7  - Concentration of Credit Risk - Cash

Composite maintains its cash balances at financial institutions located in Nevada. At times, the balance may exceed federally insured limits of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash on deposit. The fair market value of this financial instrument approximates cost.

F - 15

             COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                         (a development stage company)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

NOTE 8 -   Industry Segment Information

Composite's operations are conducted in one industry segment.

NOTE 9 -   Other Receivables

On July 11, 2001, 149,385 restricted shares of the Company's common stock were issued to two individuals for cash to be paid at a future date. The shares are valued at $37,346 or $.25 per share. As of September 30, 2001, $18,089 remained unpaid.

NOTE 10 - Stock Issued For Services

During the three months ended September 30, 2000, Composite issued 425,000 shares of common stock valued at $185,725 for legal and consulting services performed.

NOTE 11 - Rent

Composite rents office space for its Las Vegas, Nevada headquarters on a month-to- month basis. Rent expense amounted to $1,920 for each of the three months ended September 30, 2001 and 2000.

NOTE 12 - Prepaid Consulting Fees

On July 2, 2001, the Company issued 150,000 shares of common stock to a financial consulting firm as a "commencement bonus" under an agreement wherein the financial consultant will perform certain evaluations and analyses for the Company. The agreement term is for six months starting on May 23, 2001.
These shares related to the commencement bonus have been valued at $66,000 or $.44 per share. This will be recognized as consulting expenses ratably over six months commencing July, 2001. For the three months ended September 30, 2001, consulting expense amounted to $33,000 with $33,000 remaining as prepaid consulting fees.

F - 16

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                             (a development stage company)

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

NOTE 13 - Prepaid Officers' Compensation On August 23, 2001 Composite issued 17,000,000 shares of common stock to senior corporate officers. The shares were issued for future services to be rendered to the Company related to capital raising efforts, building alliances, and overall corporate strategy development for the period from July 1, 2001 to June 30, 2003 and are restricted as to transferability under SEC Rule 144 for two years. The shares have been valued at $5,525,000 or $.33 per share. This value reflects a discount for the restriction as well as the volume of shares. Therefore, the unearned compensation of $5,525,000 related to this transaction will be amortized ratably over a two-year period. For the three months ended September 30, 2001, compensation expense amounted to $690,625. The remaining compensation of $4,834,375 was recorded as prepaid officers' compensation as a reduction of stockholders' equity.

NOTE 14 - Going Concern Considerations

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




F - 17

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                         (a development stage company)

                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

NOTE 15 -  Subsequent Events

Acquisitions:

On October 1, 2001, Composite acquired 100% of the common stock of MJB Towers, Inc. a California corporation in the business of acquiring and leasing telecommunication towers, in exchange for 1,000,000 shares of preferred stock. In addition, the terms of the agreement specify a bonus payment first, beginning with the first month of operations, and there is a provision for an additional bonus based on future performance.

Stock Exchange Agreement:

On October 5, 2001, Composite has entered into a stock exchange agreement with Tribal Electric Association-2000, a California corporation, ("TEA") in the business of developing, constructing and operating power plants in the United States and throughout the World, in exchange for 1,000,000 shares of Class C convertible preferred non-voting shares at a strike price of $150 per share. All of the shares owned by ("TEA") constitute 100% of all the issued and outstanding capital stock of the Company.

F - 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Composite Industries of America (Affordable Homes/World Homes) is a homebuilding and development company in the development stage focusing on building for low-income and first-time homebuyers. The Company has and will continue to develop new building techniques and patented products that significantly reduce the overall cost and time, while maintaining or increasing the quality and integrity of new home construction. The Company's plan is to develop and build its "World Home" for sale outside the United States in developing nations where there is an immediate need for permanent affordable shelter. The patented Z MIX material used in the "World Home' provides protection from the elements; hurricanes, earthquakes, as well as being fireproof.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 2001 vs. September 30, 2000

REVENUES. Composite Industries of America is presently a development stage company. Accordingly, the Company has no revenues for the three months ended September 30, 2001.

OPERATING EXPENSES. Operating expenses are comprised of General and Administrative Expenses which consists primarily of amortization of patent expense, professional fees, product development expense and office expense. Amortization expense related to the patent amounted to $260,625 and $260,625 during each of the periods ended September 30, 2001 and 2000. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date, April 28, 1999). Operating expenses increased from $257,450 for the three months ended September 30, 2000 to $1,049,528 (or by $792,078) for the three months ended September 30, 2001. The increase in operating expenses was primarily due to officers' compensation which increased from $0 for the three months ended September 30, 2000 to $816,242 (refer to Note 13 of the Financial Statement) for the three months ended September 30, 2001.

NET LOSS. As a result, our net loss after the tax benefit increased from $479,903 for the three months ended September 30, 2000 to $894,696 for the three months ended September 30, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market risk sensitive instruments or market risk exposures.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to Affordable Homes of America, Inc. at the present time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR INDEBTEDNESS

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company security holders for a vote during the period ending September 30, 2001.

ITEM 5.  OTHER INFORMATION

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

The Company is finishing the certification procedures necessary to sell its Z Mix products in the US. Once complete, the Company will begin sales and distribution of its products in US. The Company has been approached by several international entities to use Z Mix for construction.

To date, the Company has made two (2) acquisitions:

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

(b) On June 28, 1999 Affordable Homes also acquired Big Mountain Construction Company which holds the exclusive right to build all the houses for the Heartland Homes development. The development is planned for the construction of 136 homes, each on an individual site. The inability to maintain the operations of Big Mountain caused the Company to abandon its entire investment in Big Mountain in March 2001.

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

NAME              AGE    POSITION
--------------    ---    -----------------------------------------
Merle Ferguson    54     President, CEO and Chairman of the Board
William Morris    63     Vice President of Finance, CFO, Treasurer
Susan Donohue     49     Vice President of Operations, Secretary
Randy Vozka       37     Vice President of R & D

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

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently trading on the NASD Over-the-Counter Bulletin Board under the symbol "CIAI" since September 4, 2001, and traded under the symbol "WHME" prior to that date. The stock has traded between $3.125 per share and $0.14 per share. There are approximately 850 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.


ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits - No exhibits to report this quarter

(b) Reports on Form 8-K.

    (i)Form 8-K Filed on 08-31-2001.

        Item No. 5- Other Events.

The Company changed its name to Composite Industries of America, Inc. on August 24, 2001.

Composite Industries of America, Inc. has a new
CUSIP number of 20461M101 and a new trading symbol of CIAI.

       Item No. 7-Financial statements proforma and Exhibits;

Company: Amendment to the Articles of Incorporation changing name to Composite Industries of America, Inc.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMPOSITE INDUSTRIES OF AMERICA, INC.


Date:  October 30, 2001    By: /s/ Merle Ferguson
                                   -----------------
                                   Merle Ferguson
                                   Chairman, President & CEO


Date:  October 30, 2001    By: /s/ William Morris
                                   -----------------
                                   William Morris
                                   VP of Finance, CFO & Treasurer