Form 10QSB
period 2001-12-31
COMPOSITE INDUSTRIES OF AMERICA INC
filed 2002-02-14
CIK 894501

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10-QSB

        ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for quarterly period ended December 31, 2001

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

Class                                                        Outstanding as of
                                                             December 31, 2001

$.001  PAR VALUE   CLASS A COMMON STOCK                          41,938,856
                   VALUE Class A Convertible Preferred Stock        428,572
                   VALUE Class B Convertible Preferred Stock              0


ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES




                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

                       CONSOLIDATED CONDENSED BALANCE SHEETS

                        DECEMBER 31, 2001 and JUNE 30, 2001


                                                   (Unaudited)
ASSETS                                               December          June
                                                      2001             2001
                                                   ----------        --------
Cash                                             $    264,410    $    667,142

Machinery & equipment - net of
  accumulated depreciation of $49,186 in
  December and $40,232 in June                        207,518         164,805

Patent - net of accumulated amortization of
  $2,780,000 and $2,258,750 as of December 31,
  2001 and June 30, 2001, respectively             14,418,099      14,939,349

Deferred tax asset                                  3,540,000       2,390,000

Other assets                                           97,300          65,991


        TOTAL ASSETS                              $18,527,327     $18,227,287


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 1


                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                         DECEMBER 31, 2001 and JUNE 30, 2001

                                                                (Unaudited)
                                                                  December         June
LIABILITIES AND STOCKHOLDERS' EQUITY                                2001           2001
LIABILITIES
   Accounts payable and accrued expenses                    $      135,796  $      45,843
   Loans payable and advances from related parties                 256,445        458,730
   Convertible debentures - net of unamortized discount
    of $22,250 and $68,250 as of December 31, 2001
    and June 30, 2001, respectively                              1,727,750        931,750
   Deferred tax liability                                        4,790,083      4,963,183

        TOTAL LIABILITIES                                        6,910,074      6,399,506

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
   Convertible preferred stock class A, (5,000,000 shares
   authorized; 428,572 shares issued and outstanding
   at December 31, 2001 and June 30, 2001)                       1,511,086      1,511,086
   Convertible preferred stock class C (5,000,000 shares
   authorized: 2,000,000 shares issued and outstanding
     at December 31, 2001 and 0 shares issued and
     outstanding at June 30, 2001                                    2,000              -
   Common stock ($.001 par value, 200,000,000
     shares authorized, 42,129,581 shares issued
     and 41,938,856 shares outstanding as of December
     31, 2001 and 22,761,396 shares issued and
     outstanding as of June 30, 2001)                               42,129         22,761
   Additional paid-in capital                                   23,936,690     17,347,521
     Prepaid officers' compensation                             (4,143,750)             -
   Treasury stock - at cost                                        (81,049)             -
  (Deficit) accumulated during the development stage            (9,649,853)    (7,053,587)

        TOTAL STOCKHOLDERS' EQUITY                              11,617,253     11,827,781

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $18,527,327    $18,227,287

The accompanying notes are an integral part of these statements.


F - 2

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 and 2000

                                              (Unaudited)     (Unaudited)
                                                  2001            2000
  Operating expenses:
  General and administrative
     expenses                              $     358,480   $     671,325
  Depreciation and amortization                  265,503         274,044
  Officers' and other compensation             1,015,694          40,000
  Consulting fees                                877,265         227,321

     Total operating expenses                  2,516,942       1,212,690

     (Loss) from operations                   (2,516,942)     (1,212,690)

  Other income and (expense):
     Interest and other income                       909               -
     Interest (expense)                          (52,086)         (1,113)

  Total other (expense) - net                    (51,177)         (1,113)

  Net (loss) before income taxes              (2,568,119)     (1,213,803)

  Benefit for income taxes                       866,550         412,600

     Net (loss)                            $  (1,701,569)  $    (801,203)

Net (loss) per common share                $        (.05)  $        (.04)

Weighted average number of
 common shares outstanding                    35,684,974      21,623,698

The accompanying notes are an integral part of these statements.


F - 3


                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000

                                             (Unaudited)            (Unaudited)
                                                2001                    2000
  Operating expenses:
  General and administrative
     expenses                            $     434,005          $     772,452
  Depreciation and amortization                530,204                548,088
  Officers' and other compensation           1,831,937                 40,000
  Consulting fees                            1,030,950                370,225

     Total operating expenses                3,827,096              1,730,765

     (Loss) from operations                 (3,827,096)            (1,730,765)

  Other income and (expense):
     Interest and other income                   3,557                  1,024
     (Loss) on sale of land                          -               (197,650)
     Interest (expense)                        (95,827)                (6,315)

  Total other (expense) - net                  (92,270)              (202,941)

  Net (loss) before income taxes            (3,919,366)            (1,933,706)

  Benefit for income taxes                   1,323,100                657,460

     Net (loss)                           $ (2,596,266)          $ (1,276,246)

Net (loss) per common share                     $ (.08)                $ (.06)

Weighted average number of
 common shares outstanding                  32,967,865             21,223,698

The accompanying notes are an integral part of these statements.


        F - 4


                 COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                             (a development stage company)

         CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED DECEMBER 31, 2001


                                                   Convertible             Common
                                                   Preferred                Stock               Additional  Prepaid
                                                    Stock A              .001 Par Value         Paid-in     Officers'
                                                Shares      Amount    Shares      Amount        Capital    Compensation
                                              --------  -----------  ----------   ----------    ---------   ----------
Opening balance - July 1, 2001                 428,572  $1,511,086   22,761,396   $   22,761  $17,347,521     $      -

Issuance of common stock for officer's
 compensation                                                           410,000          410      207,390

Issuance of common stock to officers
 in lieu of cash compensation                                        17,000,000       17,000    5,508,000   (5,525,000)

Amortization of officers' compensation                                                                       1,381,250

Issuance of common stock for legal
 and consulting services rendered                                     1,804,300        1,804      835,552

Issuance of common stock                                                149,385          149       37,197

Purchase of treasury shares

Adjustment                                                                4,500            5        1,030

Net (loss) for the six months ended
 December 31, 2001
                                              --------  -----------  ----------   ----------    ---------   ----------
Closing balance - December 31, 2001            428,572  $1,511,086   42,129,581   $   42,129 $ 23,936,690 $ (4,143,750)
                                              ========  ===========  ==========   ==========    =========   ==========

The accompanying notes are an integral part of these statements.


                 COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                             (a development stage company)

         CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 (continued)

                                                       (Deficit)
                                                                   Accumulated
                                                                   During the            Total
                                                 Treasury          Development        Stockholders'
                                                  Stock               Stage              Equity
                                                -------------    --------------        ------------
Opening balance - July 1, 2001                                     $(7,053,587)        $ 11,827,781

Issuance of common stock for officer's
 compensation                                                                               207,800

Issuance of common stock to officers
 in lieu of cash compensation                                                                     -

Amortization of officers' compensation                                                    1,381,250

Issuance of common stock for legal
 and consulting services rendered                                                           837,356

Issuance of common stock                                                                     37,346

Purchase of treasury shares                         (81,049)                                (81,049)

Adjustment                                                                                    1,035

Net (loss) for the six months ended
 December 31, 2001                                                  (2,275,946)          (2,275,946)
                                                -------------    --------------        ------------
Closing balance - December 31, 2001                 (81,049)       $(9,329,533)        $ 11,935,573
                                                =============    ==============        ============

The accompanying notes are an integral part of these statements.


F - 5

                    COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                                (a development stage company)
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE YEAR ENDED JUNE 30, 2001


                                                  Convertible           Common
                                                  Preferred             Stock                   Additional
                                                  Stock A               .001 Par Value           Paid-in
                                              Shares      Amount      Shares       Amount        Capital
                                              --------  -----------  ----------   ----------     ---------
Opening balance - July 1, 2000                428,572 $1,511,086     20,417,379    $  20,417   $16,195,761

Issuance of common stock for officer's
 compensation                                                         1,975,000        1,975       787,350

Issuance of common stock for legal and
 for consulting services rendered                                        90,000           90        44,910
Issuance of Common Stock through
 exercise of stock options                                              500,000          500       199,500

Issuance of stock option to consultant                                                             120,000

Cancellation of restricted stock issued
  in the acquisition of Big Mountain
  Construction Company, Inc.                                           (215,983)        (216)

Adjustment                                                               (5,000)          (5)

Officer loans converted to compensation

Net (loss) for the year ended June 30, 2001
                                             --------  ---------     ----------      --------   ----------
Closing balance - June 30, 2001               428,572 $1,511,086     22,761,396    $   22,761 $ 17,347,521
                                             ========  =========     ==========      ========   ==========

The accompanying notes are an integral part of these statements.



                    COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                                (a development stage company)
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 2001 (continued)

                                                             (Deficit)
                                                             Accumulated
                                                             During the        Total
                                                Officer       Development      Stockholders'
                                                Loans         Stage            Equity
                                               ----------     -------------    -------------
Opening balance - July 1, 2000                 $ (191,749)    $ (4,312,689)    $  13,222,826

Issuance of common stock for officer's
 compensation                                                                        789,325

Issuance of common stock for legal and
 for consulting services rendered                                                     45,000
Issuance of Common Stock through
 exercise of stock options                                                           200,000

Issuance of stock option to consultant                                               120,000

Cancellation of restricted stock issued
  in the acquisition of Big Mountain
  Construction Company, Inc.                                                            (216)

Adjustment                                                                                (5)

Officer loans converted to compensation           191,749                            191,749

Net (loss) for the year ended June 30, 2001                     (2,740,898)       (2,740,898)
                                                 --------       ----------        ----------
Closing balance - June 30, 2001                $        -     $ (7,053,587)     $ 11,827,781
                                                 ========       ==========        ==========

The accompanying notes are an integral part of these statements.


F - 6

                        COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                                    (a development stage company)

                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                          FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                                                (Unaudited)     (Unaudited)
                                                                    2001            2000
                                                                 --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used) provided by operating activities                 (859,787)         50,156


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash (used) by investing activities                           (51,667)        (     -)
                                                                 --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans and advances from (to) related parties                     (200,000)         93,987
Repayment of officer loans                                              -         191,749
Issuance of convertible debentures                                750,000               -
Issuance of common stock                                           19,258               -
Purchase of treasury shares                                       (58,251)              -
Loans and notes payable - (repayments)                             (2,285)       (354,077)
                                                                 --------         -------
Net cash provided (used) by financing activities                  508,722         (68,341)
                                                                 --------         -------
Net (decrease) in cash                                           (402,732)        (18,185)
                                                                 --------         -------
Cash  - beginning of period                                       667,142          18,516
                                                                 --------         -------
Cash  - end of period                                       $     264,410     $       331
                                                                 ========         =======
Supplemental Disclosure of cash flow information:

 Cash Paid During the Year for:

         Interest expense                                   $         702     $     6,315
                                                                 ========         =======
         Income taxes                                       $           -     $         -
                                                                 ========         =======

The accompanying notes are an integral part of these statements.


F - 7

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

                FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

NON-CASH INVESTING AND FINANCING TRANSACTIONS

During the six months ended December 31, 2001, Composite issued 1,654,300 shares of common stock to various individuals valued at $771,356 for legal and consulting services performed and 410,000 shares of common stock valued at $207,800 to officers and employees of the Company in lieu of salary.

During November and December 2001, Composite purchased 190,725 shares of its common stock for $81,049, $58,251 in cash with the balance of $22,798 due to the former shareholders.

Composite issued 17,000,000 shares of common stock to senior corporate officers on August 23, 2001. The shares were issued for future services to be rendered to the Company related to capital raising efforts, building alliances, and overall corporate strategy development. These shares are restricted as to transferability for two years. The shares are valued at $5,525,000 or $0.33 per share. This value reflects discounts totaling 50% for the trading restriction and the volume of shares issued. Accordingly, the unearned compensation of $5,525,000 related to this transaction will be amortized as a charge to compensation expense ratably over a two-year period. For the six months ended December 31, 2001, compensation expense related to this amortization amounted to $1,381,250. The remaining unamortized compensation of $4,143,750 recorded as prepaid officers' compensation is included as a reduction to stockholders' equity.

The Company issued 149,385 shares of common stock on July 11, 2001 to two individuals for $37,346 payable at a future date. These shares are valued at $0.25 per share based on discounts applied due to restrictions on transferability for a period of one year. The portion that remained unpaid as of December 30, 2001 amounted to $18,089 that is included in other receivables.

On July 2, 2001, the Company issued 150,000 shares of common stock to a financial consulting firm as a "commencement bonus" under an agreement wherein the financial consultant will perform certain evaluations and analyses for the Company. The agreement term is for six months effective July 1, 2001. These shares related to the


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 8

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


NON-CASH INVESTING AND FINANCING TRANSACTIONS (Continued)

commencement bonus have been valued at $.44 per share for a total valuation of $66,000. This will be recognized as consulting expenses over six months commencing July, 2001. For the three months ended September 30, 2001, consulting expense amounted to 33,000. The Company recorded the remaining $33,000 as prepaid consulting fees as a current asset.

During the six months ended December 31, 2000, Composite Industries issued 675,000 shares of common stock valued at $184,500 to various individuals for legal and consulting services performed and 125,000 shares of common stock valued at $40,000 to an officer of the Company in lieu of salary. During the quarter ended, $27,100 was repaid to the Company and an officer loan was reduced by an additional $101,749 in exchange for services.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

F - 9

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000


Note 1-  Patent Valuation

Composite believes that it is appropriate to continue to carry the net amortized cost of $14,418,099 of its Z-MIX patent at December 31, 2001 because of the signing of long-term contracts which demonstrates the patent's commercial viability. Furthermore, management believes that the expected future profits and cash flows will support the carrying value of the patent. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date). Patent amortization expense amounted to $521,250 for the six months ended December 31, 2001 and 2000.

NOTE 2 -  Acquisitions

MJB Towers, Inc.

On October 1, 2001, Composite acquired 100% of the common stock of MJB Towers, Inc., a California corporation in the business of acquiring and leasing telecommunication towers, in exchange for 1,000,000 shares of Class C convertible preferred non-voting shares at an exercise price of $100 per share. The exercise price will be attained upon the achievement of certain specified goals. In addition, the terms of the agreement specify a bonus payment beginning with the first month of operations, and there is a provision for an additional bonus based on future performance. The transaction was valued at $1,000 for financial reporting purposes and assigned to goodwill.

Tribal Electric Association-2000 Corporation

On October 5, 2001, Composite entered into a stock exchange agreement with Tribal Electric Association-2000, "TEA" in the business of developing, constructing and operating power plants, in exchange for 1,000,000 shares of Class C convertible preferred non-voting shares at an exercise price of $150 per share. The exercise price will be attained upon the achievement of certain specified goals. All of the shares owned by "TEA" constitute 100% of its common stock. The transaction was valued at $1,000 for financial reporting purposes and assigned to goodwill.

F-10

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000

NOTE 3 - Income Taxes

Composite accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). For the six months ended December 31, 2001 and 2000, the income tax (benefit) was comprised of the following components:

        (Unaudited)     (Unaudited)
                2001                    2000
        Current -       Federal $       -       -
                State           -                               -
                Total current   -

        Deferred-       Federal (1,323,100      )       (657,460    )
                State           -                       -
        Total deferred  (1,323,100)      (657,460)
        Total   $(1,323,100     )       $(657,460   )

The only differing method of reporting income for tax purposes as compared to financial reporting purposes was in connection with the deferred tax liability resulting from the acquisition of patent rights described in Note 1. In addition, there is a deferred tax asset relating to the benefit provided by the
net operating loss carry forward.   As there are no state income taxes to be
considered, the income tax provision is computed at the federal statutory rate of 34%.

Deferred tax assets and liabilities consist of the following:

                                               (Unaudited)
                                                 December          June
                                                   2001            2001
                                                -----------    -----------
        Deferred tax assets-
         Tax benefit of net operating
         loss carryovers                        $ 3,540,000    $ 2,390,000
        Valuation allowance                               -              -
                                                $ 3,540,000    $ 2,390,000
        Deferred tax liabilities-
        Patent rights acquired                  $ 4,790,083    $ 4,963,183

F -11

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000


NOTE 3 - Income Taxes (continued)

No valuation allowance was required for the deferred tax asset for each of the periods presented because management determined that there is a strong likelihood of realization of the deferred tax asset. The deferred tax asset relates to the net operating loss carryforwards. Composite incurred net operating losses for financial reporting purposes totaling $2,596,266 during the six months ended December 31, 2001 available to offset future income for financial reporting purposes expiring in 2022.

NOTE 4 - Related Party Transactions

Composite has entered into consulting agreements with certain members of the Company's Board of Directors and stockholders to provide services on various strategic and business issues. The agreements are renewable at the discretion of management. Total fees paid for such services by the Company either in stock or cash during the six months ended December 31, 2001 and 2000 were $1,831,936 (including $248,437 cash) and $302,000 respectively and are included in operating expenses in the consolidated statements of operations.

Management believes the transactions were at arm's length.

The President and Chief Executive Officer has from time to time advanced funds to Composite or one of its subsidiaries to assist with working capital requirements. These transactions are short-term in nature. The joint venture construction project known as Heartland Homes advanced $53,101 to Big Mountain Construction Company, Inc. These advances are non-interest bearing and are short-term in nature. Funds advanced to the Company as of December 31, 2001 and June 30, 2001 amounted to $125,301 and $325,301, respectively, and are carried in loans and advances from related parties. No interest was charged for the six months ended December 31, 2001 and 2000.




F - 12

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000


NOTE 5- Going Concern Considerations

Composite Industries has operated as a development stage enterprise since February 10, 1997, its inception and has operated for over four years without generating revenues. Operating capital has been generated primarily by the extension of loans and advances from officers and directors and the issuance of common and preferred stock and the sale of debentures. The failure to generate revenues from operations has caused Composite to experience liquidity shortfalls from time to time.

The Chairman, Merle Ferguson has pledged to continue to contribute money to keep Composite solvent during the next twelve months. Further, the Company has contracts with joint venture partners and expects to commence construction operations during fiscal year 2002. It is for these reasons that management believes that it has alleviated substantial doubt about Composite's ability to continue as a going concern.

NOTE 6 - Convertible Debentures

On October 22, 2001, Composite issued $750,000 of 6% convertible debentures due November 13, 2002. The Company received proceeds of $565,000, net of expenses of $185,000.

The debentures are required or permitted to be repaid at the "Maturity Date" as provided thereunder and to pay interest to the holder on the aggregate unconverted and then outstanding principal amount of the debentures at the rate of 6% per annum, payable on each conversion date (date that a conversion notice is provided) and on the maturity date in cash or shares of common stock. No debentures were converted as of December 31, 2001. Interest of $8,875 was accrued on the debentures during the six months ended December 31, 2001.

F-13

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000


NOTE 7 - Stock Issued For Services

During the six months ended December 31, 2001, Composite Industries issued 1,654,300 shares of common stock to various individuals valued at $771,356 for legal and consulting services performed and 410,000 shares of common stock valued at $207,800 to officers and employees of the Company in lieu of salary.

Composite issued 17,000,000 shares of common stock to senior corporate officers on August 23, 2001. The shares were issued for future services to be rendered to the Company related to capital raising efforts, building alliances, and overall corporate strategy development. These shares are restricted as to transferability for two years. The shares are valued at $.33 per share or $5,525,000. This value reflects discounts totaling 50% for the trading restriction and the volume of shares issued. Accordingly, the unearned compensation of $5,525,000 related to this transaction will be amortized as a charge to compensation expense ratably over a two-year period. For the six months ended December 31, 2001, compensation expense amounted to $1,381,250. The remaining unamortized compensation of $4,143,750 recorded as prepaid officers' compensation is included as a reduction to stockholders' equity.

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

During the six months ended December 31, 2000, Composite issued 1,100,000 shares of common stock valued at $370,225 to various individuals for legal and consulting services performed and 125,000 shares of common stock valued at $40,000 to an officer of the Company in lieu of salary.

F - 14

                COMPOSITE INDUSTRIES OF AMERICA, INC. and SUBSIDIARIES
                            (a development stage company)

               NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 and 2000


NOTE 8 - Commitments and Contingencies

On December 15, 2001, Composite entered into an agreement to lease its Las Vegas, Nevada headquarters office for 3 years at $2,239 per month for year one, $2,301 per month for year two, and $2,454 per month for the remaining year on its lease ending December 15, 2004. Rent expense amounted to $5,925 and $3,480 for the six months ended December 31, 2001 and 2000, respectively.

NOTE 9 - Treasury Stock

In the second quarter of 2001, the Company began acquiring shares of its common stock. The Company purchased 190,725 shares for a total of $81,049 or an average of $.43 per share. The Board authorized this repurchase program because it believed that the stock price was undervalued.

NOTE 10 - Reclassifications

Certain financial statement items during the fiscal period ended December 31, 2000 have been reclassified to reflect comparability with account classifications adopted for the current period presentation with no effect on previously reported net income.



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

RESULTS OF OPERATIONS

Quarter ended December 31, 2001 vs. December 31, 2000

REVENUES. Composite Industries of America is presently a development stage company. Accordingly, the Company has no revenues for the three months ended December 31, 2001.

OPERATING EXPENSES. Operating expenses are comprised of General and Administrative Expenses which consists primarily of amortization of patent expense, professional fees, product development expense and office expense. Amortization expense related to the patent amounted to $260,625 and $260,625 during each of the periods ended December 31, 2001 and 2000. The patent is being amortized on a straight-line basis over the remaining life of the patent (195 months as of the acquisition date, April 28, 1999). Operating expenses increased from $1,212,690 for the three months ended December 31, 2000 to $2,516,942 (or by $1,304,252) for the three months ended December 31, 2001. The increase in operating expenses was primarily due to officers' compensation which increased from $40,000 for the three months ended December 31, 2000 to $1,015,694 (refer to Note 7 of the Financial Statement) for the three months ended December 31, 2001.

NET LOSS. As a result, our net loss after the tax benefit increased from $1,276,246 for the three months ended December 31, 2000 to $2,596,266 for the three months ended December 31, 2001.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to Composite Industries of America, Inc. at the present time.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR INDEBTEDNESS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company security holders for a vote during the period ending December 31, 2001.

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

NAME              AGE    POSITION
--------------    ---    -----------------------------------------
Merle Ferguson    55     President, CEO and Chairman of the Board
William Morris    63     Vice President of Finance, CFO, Treasurer
Susan Donohue     49     Vice President of Operations, Secretary


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

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently trading on the NASD Over-the-Counter Bulletin Board under the symbol "CIAI" since September 4, 2001, and traded under the symbol "WHME" prior to that date. The stock has traded between $3.125 per share and $0.14 per share. There are approximately 900 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits - No exhibits to report this quarter

(b) Reports on Form 8-K.  None

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

COMPOSITE INDUSTRIES OF AMERICA, INC.

Date:  February 13, 2002    By: /s/ Merle Ferguson
                                   -----------------
                                   Merle Ferguson
                                   Chairman, President & CEO


Date:  February 13, 2002    By: /s/ William Morris
                                   -----------------
                                   William Morris
                                   VP of Finance, CFO & Treasurer