Form 10QSB
period 2002-03-31
COMPOSITE INDUSTRIES OF AMERICA INC
filed 2002-05-20
CIK 894501

===============================================================================

              QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                    TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 2002

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ___________.

===============================================================================

                       Commission File No. 33-55254-18

                    COMPOSITE INDUSTRIES OF AMERICA, INC.

            (exact name of Registrant as Specified in its charter)

                NEVADA                              87-0434297
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)

             5333 S. Arville St. # 206
                Las Vegas, Nevada                      89118
      Address of principal executive office)        (Zip Code)


      Registrants telephone number, including area code: (702) 579-4888

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

                                [x] yes [ ] no

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form I O-QSB or any amendment to this Form 1O-QSB. [x]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

CLASS                                                       OUTSTANDING AS OF
                                                               MARCH 31, 2001

$.001  PAR VALUE   CLASS A COMMON STOCK                            43,164,481
                   VALUE Class A Convertible Preferred Stock          428,572
                   VALUE Class B Convertible Preferred Stock                0


ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                       MARCH 31, 2002 and JUNE 30, 2001

ASSETS                                                                          (Unaudited)
                                                                                      2002                   2001
                                                                                 ---------             ----------
Cash                                                                         $       4,614           $    667,142

Accounts receivable                                                                 71,530                      -

Machinery & equipment - net of
        accumulated depreciation of $93,547
        and $40,232 as of March 31, 2002 and
        June 30, 2001, respectively                                                122,925                164,805

Patent - net of accumulated amortization of
        $2,258,750 as of June 30, 2001                                                   -             14,939,349

Deferred tax asset                                                                       -              2,390,000

Other assets                                                                         1,000                 65,991

        TOTAL ASSETS                                                         $     200,069           $ 18,227,287

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2002                   2001
                                                                                 ---------             ----------
LIABILITIES
        Accounts payable and accrued expenses                                $     252,981          $      45,843
        Loans payable and advances from related parties                            268,282                458,730
        Convertible debenture - net of unamortized discount
         of $1,250 and $68,250 as of March 31, 2002
    and June 30, 2001, respectively                                              1,748,750                931,750
   Deferred tax liability                                                                -              4,963,183
                                                                                 ---------             ----------
        TOTAL LIABILITIES                                                        2,270,013              6,399,506
                                                                                 ---------             ----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY
        Convertible preferred stock class A, (5,000,000 shares
        authorized; 428,572 shares issued and outstanding
        at March 31, 2002 and June 30, 2001)                                     1,511,086              1,511,086
   Convertible preferred stock class C (40,000,000 shares
   authorized: 2,000,000 shares issued and outstanding
     at March 31, 2002 and 0 shares issued and
     outstanding at June 30, 2001                                                    2,000                      -
   Common stock ($.001 par value, 150,000,000
        shares authorized, 43,939,481 shares issued
        and 43,486,896 shares outstanding as of March
        31, 2002 and 22,761,396 shares issued and
        outstanding as of June 30, 2001                                             43,939                 22,761
   Additional paid-in capital                                                   24,564,005             17,347,521
        Prepaid officers' compensation                                          (3,453,125)                     -
  Treasury stock - at cost                                                        (197,931)                     -
  (Deficit) accumulated during the development stage                           (24,539,918)            (7,053,587)
                                                                                ----------             ----------
        TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                    (2,069,944)            11,827,781
                                                                                 ---------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     200,069            $18,227,287
                                                                                 =========             ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 and 2001

                                                                         2002                  2001
                                                                     ----------             ---------
  Net revenues                                                  $        71,530           $         -

  Operating expenses:
     General and administrative
         expenses                                                       355,829               162,312
     Depreciation and amortization                                       84,593               274,044
     Officers' and other compensation                                   818,117                19,615
     Consulting fees                                                    462,914               258,237
                                                                     ----------             ---------
        Total operating expenses                                      1,721,453               714,208
                                                                     ----------             ---------
        (Loss) from operations                                       (1,649,923)             (714,208)
                                                                     ----------             ---------
  Other income and (expense):
        Interest and other income                                            172                9,163
        Interest (expense)                                              (52,209)               (1,443)
        Gain (loss) on cancellation of debt                             (18,089)              216,441
                                                                     ----------             ---------
        (Loss) due to impairment of patent                          (14,418,099)                    -
                                                                     ----------             ---------
     (Loss) due to impairment of goodwill                                (2,000)                    -
     Gain on sale of automobile                                               -                 4,182
        (Loss) on abandonment of land                                         -              (412,241)

  Total other (expense) - net                                       (14,490,225)             (183,898)

  Net (loss) before income taxes                                    (16,140,148)             (898,106)

  Benefit for income taxes                                            1,250,083               173,101
                                                                     ----------             ---------
        Net (loss)                                                 $(14,890,065)          $  (725,005)
                                                                     ==========             =========
  Net (loss) per common share                                             $(.35)                $(.03)
                                                                     ==========             =========
  Weighted average number of
   common shares outstanding                                         42,854,721            22,284,379
                                                                     ==========             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED MARCH 31, 2002 and 2001

                                                                      2002                2001
                                                                 ---------           ---------
         Net revenues                                        $      71,530        $          -

    Operating expenses:
        General and administrative expenses                        789,832             286,681
      Depreciation and amortization                                614,797             822,132
      Officers' and other compensation                           2,650,054              19,615
      Consulting fees                                            1,493,864             453,762
                                                                 ---------           ---------
        Total operating expenses                                 5,548,547           1,582,190
                                                                 ---------           ---------
        (Loss) from operations                                  (5,477,017)        (1,582,190)
                                                                 ---------           ---------
  Other income and (expense):
        Interest and other income                                    3,728               4,985
        Interest (expense)                                        (148,037)            (3,243)
        Gain (loss) on cancellation of debt                        (18,089)            216,430
        (Loss) due to impairment of patent                     (14,418,099)                  -
     (Loss) due to impairment of goodwill                           (2,000)                  -
     (Loss) on sale of land                                              -           (197,650)
        Gain on sale of automobile                                       -               4,182
        (Loss) on abandonment of land                                    -           (412,241)
                                                                ----------          ----------
  Total other (expense) - net                                  (14,582,497)          (387,537)

  Net (loss) before income taxes                               (20,059,514)        (1,969,727)

  Benefit for income taxes                                       2,573,183             259,652
                                                                ----------          ----------
        Net (loss)                                           $ (17,486,331)       $(1,710,075)
                                                                ==========          ==========
Net (loss) per common share                                         $ (.46)             $(.08)
                                                                ==========          ==========
Weighted average number of
 common shares outstanding                                      38,054,799        $ 21,503,164
                                                                ==========          ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)
     CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED MARCH 31, 2002


                                                            Convertible               Convertible                 Common
                                                             Preferred                 Preferred                   Stock
                                                             Stock A                    Stock C               .001 Par Value
                                                        Shares      Amount           Shares     Amount        Shares      Amount
                                                       -------     ----------       -------     -------    ----------   --------

Opening balance - July 1, 2001                         428,572     $1,511,086            -      $   -      22,761,396   $ 22,761
Issuance of common stock for officers'
and other compensation                                                                                        531,600        531

Issuance of common stock to officers
in lieu of cash compensation                                                                               17,000,000     17,000

Amortization of officers' compensation
Issuance of common stock for legal and
consulting services rendered                                                                                3,091,035      3,091

Issuance of common stock for cash                                                                             550,950        551
Issuance of convertible preferred C stock for
the acquisition of 100% of the common
stock of MJB Towers on October 1, 2001                                               1,000,000     1,000

Issuance of convertible preferred C stock for
the acquisition of 100% of the common
stock of Tribal Electric Assoc. on October                                           1,000,000     1,000

Purchase of treasury shares
Adjustment                                                                                                      4,500          5

Net (loss) for the nine months ended
March 31, 2002
                                                      --------     ----------        ---------   -------    ----------  --------
Closing balance - March 31, 2002                       428,572     $1,511,086        2,000,000   $ 2,000    43,939,481  $ 43,939



                                                        Additional      Prepaid                    During the          Total
                                                          Paid-in       Officers'    Treasury      Development     Stockholders'
                                                          Capital     Compensation    Stock           Stage            Equity
                                                       -----------    ------------   ----------    -----------     -----------
Opening balance - July 1, 2001                         $17,347,521    $    -         $     -      $( 7,053,587)   $ 11,827,781


Issuance of common stock for officers'                     246,710                                                     247,241
and other compensation

Issuance of common stock to officers
in lieu of cash compensation                             5,508,000     (5,525,000)                                         -

Amortization of officers' compensation                                  2,071,875                                    2,071,875


Issuance of common stock for legal and
consulting services rendered                             1,323,355                                                   1,326,446

Issuance of common stock for cash                          137,389                                                     137,940


Issuance of convertible preferred C stock for
the acquisition of 100% of the common
stock of MJB Towers on October 1, 2001                                                                                   1,000


Issuance of convertible preferred C stock for
the acquisition of 100% of the common
stock of Tribal Electric Assoc. on October                                                                               1,000

Purchase of treasury shares                                                           (197,931)                       (197,931)

Adjustment                                                  1,030                                                        1,035


Net (loss) for the nine months ended
March 31, 2002                                                                                     (17,486,331)    (17,486,331)
                                                      -----------       ---------    ---------      ----------     -----------
Closing balance - March 31, 2002                      $24,564,005     $(3,453,125)  $ (197,931)   $(24,539,918)   $ (2,069,944)


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

F - 5

                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED MARCH 31, 2001


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
                                         =======   ==========    =====    =======    ==========  ========

                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED MARCH 31, 2001 (continued)

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
                                           ============     ==========       ============       ============

                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                2002            2001
                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net cash (used) provided by operating activities           (1,133,220)        232,022


CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash (used) provided by investing activities              (51,667)        106,554
                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Loans and advances (to) related parties                      (187,000)       (293,427)
Loans and notes payable - (repayments)                         (3,448)         (3,170)
Repayment of officer loans                                          -         (56,900)
Issuance of convertible debentures                            750,000               -
Issuance of common stock                                      137,940               -
Purchase of treasury shares                                  (175,133)              -
                                                            ---------       ---------
Net cash provided (used) by financing activities              522,359        (353,497)
                                                            ---------       ---------
Net (decrease) in cash                                       (662,528)        (14,921)
                                                            ---------       ---------
Cash  - beginning of period                                   667,142          18,516
                                                            ---------       ---------
Cash  - end of period                                     $     4,614     $     3,595
                                                            =========       =========
Supplemental Disclosure of cash flow information:

Cash Paid During the Year for:

         Interest expense                                 $       611     $     3,243
                                                            =========       =========
         Income taxes                                     $         -     $         -
                                                            =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

              FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                NON-CASH INVESTING AND FINANCING TRANSACTIONS

During the nine months ended March 31, 2002, Composite issued 3,091,035 shares of common stock to various individuals valued at $1,326,446 for legal and consulting services performed and 531,600 shares of common stock valued at $247,241 to officers and employees of the Company in lieu of salary.

During the quarter ended March 31, 2002, Composite purchased 261,860 shares of its common stock for $116,882 in cash.

During November and December 2001, Composite purchased 190,725 shares of its common stock for $81,049, $58,251 in cash with the balance of $22,798 due to the former shareholders.

Composite issued 17,000,000 shares of common stock to senior corporate officers on August 23, 2001. The shares were issued for future services to be rendered to the Company related to capital raising efforts, building alliances, and overall corporate strategy development. These shares are restricted as to transferability for two years. The shares are valued at $5,525,000 or $0.33 per share. This value reflects discounts totaling 50% for the trading restriction and the volume of shares issued. Accordingly, the unearned compensation of $5,525,000 related to this transaction will be amortized as a charge to compensation expense ratably over a two-year period. For the nine months ended March 31, 2002, compensation expense related to this amortization amounted to $2,071,875. The remaining unamortized compensation of $3,453,125 recorded as prepaid officers' compensation is included as a reduction to stockholders' equity.

The Company issued 149,385 shares of common stock on July 11, 2001 to two individuals for $37,346 payable at a future date. These shares are valued at $0.25 per share based on discounts applied due to restrictions on transferability for a period of one year. The portion that remained unpaid and determined to be uncollectible as of March 31, 2002 amounted to $18,089 and was written off to (loss) on cancellation of debt in the other income and (expense) section of the consolidated condensed statements of operations.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)

              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

              FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001

          NON-CASH INVESTING AND FINANCING TRANSACTIONS (continued)

On July 2, 2001, the Company issued 150,000 shares of common stock to a financial consulting firm as a "commencement bonus" under an agreement wherein the financial consultant will perform certain evaluations and analyses for the Company. The agreement term is for six months effective July 1, 2001. These shares related to the commencement bonus have been valued at $.44 per share for a total valuation of $66,000. This was recognized as consulting expenses over a six month period which began July, 2001. For the nine months ended March 31, 2002, consulting expense amounted to 66,000.

During the three months ended March 31, 2001, Composite issued 965,000 shares of common stock valued at $270,144 to various individuals for legal and consulting services performed.

During the three months ended December 31, 2000, Composite issued 675,000 shares of common stock valued at $184,500 to various individuals for legal and consulting services performed and 125,000 shares of common stock valued at $40,000 to an officer of the Company in lieu of salary. During this quarter, $27,100 was repaid to the Company and an officer loan was reduced by an additional $101,749 in exchange for services.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED MARCH 31, 2002 and 2001

NOTE 1 - General and Summary of Significant Accounting Policies

(A)     - Nature of Business

Composite Holdings, Inc. ("Composite" - formerly known as Composite Industries of America, Inc.), is a development stage company primarily in the business of land development and the construction of residential houses. Composite owns the patent rights to a compound to be used in the construction process referred to as Z-MIX. The process is more fully described in Note 2.

During the 2002 fiscal year, the Company underwent a name change to Composite Industries of America, Inc. The Company changed its name again to Composite Holdings, Inc. in April 2002.

NOTE 2 -  Write-off of Patent due to Impairment

During the quarter ended March 31, 2002, Composite determined that although the Company believes that the patent for the product "Z-Mix", (a substitute for cement in building materials), continues to have intrinsic value and potential commercial viability, it no longer has value for financial accounting and reporting purposes. Accordingly, the patent and all related asset and liability accounts have been written off during the quarter.

The net effect of the write-off is as follows:

        Patent                          $  17,198,099
        Accumulated amortization           (2,780,000)       $ 14,418,099
                                           ----------
        Deferred tax asset                  3,540,000
        Deferred tax liability             (4,790,083)         (1,250,083)
                                           ----------          ----------
                Net Write-off                               $  13,168,016
                                                               ==========

The write-off of the patent less accumulated amortization was charged to Other income and expense and the write-off of the deferred tax asset and liability was credited to the Benefit for income taxes.

NOTE 3 - Income Taxes

Composite accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). For the nine months ended March 31, 2002 and 2001, the income tax (benefit) was comprised of the following components:

                                                (Unaudited)     (Unaudited)
                                                    2002            2001
                                                 ---------       ---------
        Current -       Federal                  $       -               -
                        State                            -               -
                                                 ---------       ---------
                        Total current                    -

        Deferred-       Federal                 (2,573,183)       (259,652)
                        State                            -               -
                                                 ---------       ---------
                        Total deferred          (2,573,183)       (259,652)

        Total                                  $(2,573,183)     $ (259,652)
                                                 =========       =========

The only differing method of reporting income for tax purposes as compared to financial reporting purposes was in connection with the deferred tax liability resulting from the acquisition of patent rights described in Note 2. Due to the impairment of the patent, the deferred tax asset and liability were written off and benefit for income taxes was credited. As there are no state income taxes to be considered, the income tax provision is computed at the federal statutory rate of 34%.

Deferred tax assets and liabilities consist of the following:

                                               (Unaudited)
                                                  March             June
                                                   2002              2001
                                                ---------         ---------
        Deferred tax assets-
         Tax benefit of net operating
         loss carryovers                      $ 1,740,000       $ 2,390,000
        Valuation allowance                     1,740,000                 -
                                                ---------         ---------
                                              $         -       $ 2,390,000
                                                =========         =========
        Deferred tax liabilities-
        Patent rights acquired                $         -       $ 4,963,183
                                                =========         =========

No valuation allowance was required for the deferred tax asset for each of the periods presented because management determined that there is a strong likelihood of realization of the deferred tax asset. The deferred tax asset relates to the net operating loss carryforwards. Composite incurred net operating losses for financial reporting purposes totaling $17,486,331 and $5,116,000 for tax purposes during the nine months ended March 31, 2002 available to offset future income for financial reporting purposes expiring in 2022.

NOTE 4 - Related Party Transactions

Composite has entered into consulting agreements with certain members of the Company's Board of Directors and stockholders to provide services on various strategic and business issues. The agreements are renewable at the discretion of management. Total fees paid for such services by the Company either in stock or cash during the nine months ended March 31, 2002 and 2001 were $2,650,054 (including $330,937 cash) and $453,762 respectively and are included in operating expenses in the consolidated condensed statements of operations.

Management believes the transactions were at arm's length.

The former Chairman of the Board has from time to time advanced funds to Composite or one of its subsidiaries to assist with working capital requirements. (See Note 5) These transactions are short-term in nature. The joint venture construction project known as Heartland Homes advanced $53,101 to Big Mountain Construction Company, Inc. These advances are non-interest bearing and are short-term in nature. Funds advanced to the Company as of March 31, 2002 and June 30, 2001 amounted to $138,301 and $325,301, respectively, and are carried in loans payable and advances from related parties. No interest was charged for the nine months ended March 31, 2002 and 2001.

NOTE 5 - Going Concern Considerations

Composite Holdings, Inc. has operated as a development stage enterprise since February 10, 1997, its inception, and therefore has operated for over four years without generating a significant amount of revenues. Funds have been generated primarily by the extension of loans and advances from officers and directors and the issuance of common and preferred stock and debentures. In many instances, consulting, legal and other professional fees are paid with the Composite's common stock and that stock is at times issued on a restricted basis. The failure to generate revenues from operations has caused Composite to experience liquidity shortfalls from time to time.

In prior periods, Merle Ferguson, who was formerly Chairman of the Board, pledged to contribute funds to the Company so that it would remain solvent during the succeeding twelve-month period. Mr. Ferguson resigned as Chairman on April 10, 2002. Further, at March 31, 2002, Composite's liabilities to third parties exceed realizable assets by $1,900,000. Although Mr. Ferguson pledged 3,500,000 shares of Composite's common stock owned by him as collateral for $1,750,000 convertible debentures recorded as a current liability on Composite's financial statements, there is no guarantee that the value of that collateral would support the outstanding balance of the debentures when that debt is settled.

It is for these reasons that management believes that there is substantial doubt about Composite's ability to continue as a going concern.

                  COMPOSITE HOLDINGS, INC. and SUBSIDIARIES
                        (a development stage company)

           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              FOR THE NINE MONTHS ENDED MARCH 31, 2002 and 2001


NOTE 6 - Stock Issued For Services

During the nine months ended March 31, 2002, Composite issued 3,091,035 shares of common stock to various individuals valued at $1,326,446 for legal and consulting services performed and 531,600 shares of common stock valued at $247,241 to officers and employees of the Company in lieu of salary.

Composite issued 17,000,000 shares of common stock to senior corporate officers on August 23, 2001. The shares were issued for future services to be rendered to the Company related to capital raising efforts, building alliances, and overall corporate strategy development. These shares are restricted as to transferability for two years. The shares are valued at $5,525,000 or $0.33 per share. This value reflects discounts totaling 50% for the trading restriction and the volume of shares issued. Accordingly, the unearned compensation of $5,525,000 related to this transaction will be amortized as a charge to compensation expense ratably over a two-year period. For the nine months ended March 31, 2002, compensation expense related to this amortization amounted to $2,071,875. The remaining unamortized compensation of $3,453,125 recorded as prepaid officers' compensation is included as a reduction to stockholders' equity.

The Company issued 149,385 shares of common stock on July 11, 2001 to two individuals for $37,346 payable at a future date. These shares are valued at $0.25 per share based on discounts applied due to restrictions on transferability for a period of one year. The portion that remained unpaid and determined to be uncollectible as of March 31, 2002 amounted to $18,089 and was written off to (loss) on cancellation of debt in the other income and (expense) section of the consolidated condensed statements of operations.

On July 2, 2001, the Company issued 150,000 shares of common stock to a financial consulting firm as a "commencement bonus" under an agreement wherein the financial consultant will perform certain evaluations and analyses for the Company. The agreement term is for six months effective July 1, 2001. These shares related to the commencement bonus have been valued at $.44 per share for a total valuation of $66,000. This was recognized as consulting expenses over a six month period which began July, 2001. For the nine months ended March 31, 2002, consulting expense amounted to 66,000. During the three months ended March 31, 2001, Composite issued 965,000 shares of common stock valued at $270,144 to various individuals for legal and consulting services performed.

During the three months ended December 31, 2000, Composite issued 675,000 shares of common stock valued at $184,500 to various individuals for legal and consulting services performed and 125,000 shares of common stock valued at $40,000 to an officer of the Company in lieu of salary. During this quarter, $27,100 was repaid to the Company and an officer loan was reduced by an additional $101,749 in exchange for services.

NOTE 7 - Commitments and Contingencies

On December 15, 2001, Composite entered into an agreement to lease its Las Vegas, Nevada headquarters office for 3 years at $2,239 per month for year one, $2,301 per month for year two, and $2,454 per month for the remaining year on its lease ending December 15, 2004. Rent expense amounted to $12,642 and $5,120 for the nine months ended March 31, 2002 and 2001, respectively.

NOTE 8 - Treasury Stock

During the quarter ended March 31, 2002, the Company acquired additional shares of its common stock. The Company purchased 261,860 shares for a total of $116,882 or an average of $.45 per share. During the quarter ended December 31, 2001, the Company purchased 190,725 shares for a total of $81,049 or an average of $.43 per share. The Board authorized this repurchase program because it believed that the stock price was undervalued.

NOTE 9 - Stock Options

On March 1, 2002, a consultant was granted an option to purchase 400,000 shares of common stock at $.25 per share for a total price of $100,000. The value of the common stock on the date of issue was $140,000 or $.35 per share resulting in compensation of $40,000.

On February 1, 2001, an attorney was granted an option to purchase 100,000 shares of common stock at $.00125 cent per share for a total price of $125. The value of the common stock on the date of issue was $37,000 or $.37 per share resulting in compensation of $36,875. On March 6, 2002, he exercised those options and the Company received $125.

On January 30, 2001, a consultant was granted an option to purchase 375,000 shares of common stock at $0.00125 cent per share for a total price of $469. The value of the common stock on the date of issue was $120,469 or $0.32125 per share resulting in compensation of $120,000. On January 2, 2002, he exercised those options and the Company received $469.

On December 1, 2001, a consultant was granted an option to purchase 400,000 shares of common stock at $.25 per share for a total price of $100,000. The value of the common stock on that day was $160,000 or $.40 per share resulting in the shares being discounted by approximately 37%. On January 24, 2002, those shares were exercised and the Company received $100,000.

NOTE 10 - Joint Venture Agreement

During the quarter ended March 31, 2002, Composite Holdings, Inc. entered into a joint venture agreement with Knockout Sports Network, Inc. a corporation owned 100% by Mr. William Morris, Composite's President and Chief Executive Officer. The purpose of the joint venture is to organize and promote sporting events such as kickboxing and other martial arts exhibitions. The joint venture agreement specifies that all funds expended by Composite will be reimbursed prior to the distribution of net profits between the joint venture parties. As of March 31, 2002, the joint venture sponsored one event resulting in revenues of $71,530 and expenses of $250,038.

NOTE 11 - Subsequent Events

On April 2, 2002, the Company re-capitalized it stock by decreasing the authorized amount of shares to 150,000,000 shares from 200,000,000 shares and authorized two new classes of stock; Class A common stock (100,000,000 shares) and Series 1 Class B common stock (10,000,000 shares) and decreasing the amount of various classes of preferred stock to 40,000,000 shares.

NOTE 12 - Reclassifications

Certain financial statement items during the fiscal period ended March 31, 2001 have been reclassified to reflect comparability with account classifications adopted for the current period presentation with no effect on previously reported net income.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements, including the corresponding footnotes, which is included within this report. The following discussion contains certain forward-looking statements within the meaning of the Securities Act of 1933 as amended, and
Section 21E of the Securities and Exchange Act of 1934, as amended, which are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from the results anticipated in those forward-looking statements. These risks and uncertainties include, but are not limited to those set forth below and the risk factors described in the Company's other filings with the Securities and Exchange Commission.

Composite through its two subsidiaries, World Homes and Affordable Homes of America, provides revolutionary building techniques for the construction of affordable fireproof and earthquake proof housing using the patented material Z MIX. The Corporation is engaged in the formation of compatible synergistic companies, Tribal Electric, MJB Towers and GTSwiss, each designed to be horizontally and/or vertically integrated with each other.

RESULTS OF OPERATIONS

Quarter ended March 31, 2001 vs. March 31, 2002

REVENUES. Composite Industries of America is presently a development stage company. The Company entered into a Joint Venture Agreement with KNOCKOUT! Sports Network and announced $71,530.00 in revenues from a March 25, 2002 kick boxing event. That was the only revenue for the three months ended March 31,
2002.   There were no revenues in the Company prior to this.

OPERATING EXPENSES. Operating expenses are comprised of General and Administrative Expenses which consist primarily of professional fees, officer compensation, consulting fees, and general and administrative expenses. Operating expenses increased from $714,208 for the three months ended March 31, 2001, to $1,721,453 (or by $1,007,245) for the three months ended March 31, 2002. The increase in operating expenses was primarily due to officers' compensation which increased from $19,615 for the three months ended March 31, 2001 to $818,117 (refer to Note 6 of the Financial Statement) for the three months ended March 31, 2002.

NET LOSS. Due to the write-off of the patents due to impairment (refer to Note 2 of the Financial Statement), our net loss increased substantially for this quarter. As a result, our net loss after the tax benefit increased from $725,005 for the three months ended March 31, 2001 to $14,890,065 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Composite Industries of America, Inc. is currently a development stage company. The Company is presently negotiating for a private placement to fund its operations. In the event that the Company does not secure additional financing, the Company has made provisions for working capital for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no market risk sensitive instruments or market risk exposures.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no pending or threatened litigation or other legal proceedings, material or otherwise, nor any claims or assessments with respect to Composite Industries of America, Inc. during this time.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR INDEBTEDNESS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to the Company security holders for a vote during the period ending March 31, 2002.

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

The Company changed its name to Affordable Homes of America, Inc. on March 19, 1999 and obtained a new trading symbol -AHOA. The Company restructured its common stock with a two for one forward split effective March 31, 1999. The Company changed its name to World Homes, Inc.(WHME) on October 10, 2000 and to Composite Industries of America, Inc. (CIAI) on August 23, 2001. Affordable Homes of America, Inc. and World Homes, Inc. are fully owned subsidiaries of the Company. Composite Industries of America maintains its principle offices at 5333 S. Arville St. # 206, Las Vegas, Nevada 89118.

Composite is in the business of building homes for low income and first time home buyers. Founded in 1997, the focus of the Company is to develop and build homes for sale in the United States and international locations with little or no timber products. The Company's methods are patented. The Company plans to build homes from a construction material known as Z MIX. Z MIX is a cementitious product that combines diatomaceous earth and used tires to create a lightweight building material that reduces the time and the cost for constructing a house.

Z MIX construction will (i) reduce the time and cost needed to construct the average home, and (ii) reduce the amount of wood used in building the average home. Company research has shown that more Americans ages 25 to 45 would prefer to purchase homes rather than rent.

The Company is engaged in completing the certification procedures necessary to sell its Z Mix products in the US. Once complete, the Company plans to begin sales and distribution of its products in US.

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

The Company announced the acquisition of MJB Towers, a telecommunications company, on October 3, 2001.and the acquisition of Tribal Electric Association-2000, a provider and distributor of electric power, on October 10, 2001. The Company also announced the acquisition of GTSwiss, the manufacturer of precision engineered telecommunications and consumer home electronics products on October 30, 2001. Composite Industries of America signed Joint Venture Agreements with KNOCKOUT! Sports Network (KSPN) for a kickboxing sports event which was staged on March 25, 2002 in Las Vegas, Nevada.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table shows the positions held by the Company's officers and directors this quarter. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions at the discretion of the directors.

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

William Morris joined Composite as Vice President of Finance, Chief Financial
Officer and Treasurer of the Board in May of 2001.   Mr. Morris brings over 30
years of financial and accounting experience to the Company. The majority of the 30 years were performing the duties of Chief Financial Officer. He was the CFO for (Sony) / Superscope, Inc. and Maranatz Company, Inc., and at one time was the youngest CFO of a New York Stock Exchange company.

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

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock traded on the NASD Over-the-Counter Bulletin Board under the symbol "CIAI" since September 4, 2001, and traded under the symbol "WHME" prior to that date. The stock has traded between $3.125 per share and $0.14 per share. There are approximately 1250 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 5. - OTHER SUBSEQUENT EVENTS.

The Company changed its name to Composite Holdings, Inc. on April 4, 2002.

Composite Holdings, Inc. has a new CUSIP number of 20461U103 and a new trading symbol of COHIA for the new authorized Class A stock, which will begin trading on the OTC BB shortly.

The Company re-capitalized its stock by decreasing the authorized amount of shares to 150,000,000 shares from 200,000,000 shares and authorizing two new classes of stock, Class A common stock (100,000,000 shares) and Series 1 Class B common stock (10,000,000 shares) and decreasing the amount of the various classes of preferred stock to the amount of 40,000,000 shares.

The Company accepted the resignation of Merle Ferguson as Chairman of the Board, President and CEO. Susan Donohue was appointed the new Chairman and Steve Nemergut, Esq. was appointed as a Director. William Morris, Executive Vice-President of Finance, CFO and Director, assumed the office of President and CEO of the Company.

The Company filed a lawsuit against Lenore Avenue, LLC and certain other entities on April 4, 2002 alleging damages for breach of contract and other causes of action in connection with a financing.


ITEM 6. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

   Exhibit No.  Description

     (a)  3.1   Amendment to the Articles of Incorporation changing name to
                Composite Holdings, Inc. and Re-Capitalization. - Subsequent event reported on 8-K Filed April 18, 2002


     (b)  Reports on Form 8-K.


                The Company Reported One 8-K Filed as a Subsequent Event

                Date Filed: April 18, 2002

                Item No. 1.     Changes in Control of Registrant. William
                Morris is President, CEO and a Director of the Company and Susan Donohue is Chairman of the Board following the resignation of Merle Ferguson. Steve Nemergut has been appointed as a Director

                Item No. 5.  Other Events.

                The Company changed its name to Composite Holdings, Inc. on April 4, 2002.

                Composite Holdings, Inc. has a new CUSIP number of 20461U103 and a new trading symbol of COHIA for the new authorized Class A stock, which is set to begin trading on the OTC BB on May 7, 2002.

                The Company re-capitalized its stock by decreasing the authorized amount of shares to 150,000,000 shares from 200,000,000 shares and authorizing two new classes of stock, Class A common stock(100,000,000 shares) and Series 1 Class B common stock (10,000,000 shares) and decreasing the amount of the various classes of preferred stock to the amount of 40,000,000 shares.

                The Company filed a lawsuit against Lenore Avenue, LLC et. al. on April 4, 2002.

                The Company accepted the resignation of Merle Ferguson as
                President and CEO on April 10, 2002.   William Morris, current
                Executive Vice-President of Finance and CFO, assumed the office of President and CEO of the Company.

                Item No. 6. Resignation of Registrant's Directors.

                The Company accepted the resignation of Merle Ferguson as Chairman of the Board on April 10, 2002 and appointed Susan Donohue as new Chairman. Steve Nemergut, Esq. was appointed as a new director on April 16, 2002. William Morris remains a director.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPOSITE INDUSTRIES OF AMERICA, INC.

Date:  May 20, 2002        By: /s/ Susan Donohue
                                   -----------------
                                   Susan Donohue
                                   Chairman & Secretary


Date:  May 20, 2002        By: /s/ William Morris
                                   -----------------
                                   William Morris
                                   President & CEO