Form 10-Q
period 2021-06-30
GOLD ROCK HOLDINGS, INC.
filed 2021-08-06
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021.

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56304

GOLD ROCK HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Nevada	000-51074	87-0434297
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2020 General Booth Blvd.

Suite 230

Virginia Beach, VA 23454

(Address of principal executive offices)

Registrant's telephone number: (757) 306-6090

_________________________________________________

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 05, 2021 the registrant had outstanding 47,227,500 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PAGE
PART I
Item 1.Condensed Unaudited Financial Statements	3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
JUNE 30, 2021

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets at June 30, 2021- Unaudited and December 31, 2020 - Unaudited	4
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020 - Unaudited	5
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 - Unaudited	6
Condensed Statements of Stockholders' Equity for the Three and Six Months Ended June 30, 2021 and 2020 - Unaudited	7
Notes to the Condensed Unaudited Financial Statements - Unaudited	8-10

Gold Rock Holdings, Inc.

CONDENSED BALANCE SHEETS - UNAUDITED
	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$1,700	$1,700
Prepaid Expenses	—	100

Total Current Assets	1,700	1,800

Total Assets	$1,700	$1,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$6,954	$14,000
Accrued Board of Director Compensation	4,000	90,000

Total Current Liabilities	10,954	104,000

Total Liabilities	10,954	104,000

Stockholders' Deficit
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 87,227,500 and 47,227,500 Issued and Outstanding, Respectively	87,227	47,227
Additional Paid-In-Capital	71,923	(41,927)
Accumulated Deficit	(168,404)	(107,500)

Total Stockholders' Deficit	(9,254)	(102,200)

Total Liabilities and Stockholders' Deficit	$1,700	$1,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$—	$—	$—	$—

Cost of Sales	—	—	—	—

Gross Profit	—	—	—	—

Operating Expenses
Board of Director Compensation	—	—	30,000	30,000
Consulting	3,000	3,000	6,000	6,000
General and Administrative	24,604	300	24,904	600

Total Expenses	27,604	3,300	60,904	36,600

Net Loss for the Period	$(27,604)	$(3,300)	$(60,904)	$(36,600)

Weighted Average Number of Common Shares - Basic and Diluted	87,227,500	47,227,500	68,884,959	47,227,500

Net Loss for the Period Per Common Shares -Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
Cash Flows from Operating Activities

Net Loss for the Period	$(60,904)	$(36,600)
Non-Cash Adjustments:
Common Shares Issued for Consulting	3,000	—
Common Shares Issued for Consulting	29,000	—
Changes in Assets and Liabilities:
Prepaid Expenses	100	—
Accounts Payable and Accrued Expenses	6,954	5,600
Accrued Board of Directors Compensation	4,000	30,000

Net Cash Flows Used In Operating Activities	(17,850)	(1,000)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions from Directors	17,850	1,000

Net Cash Flows Provided by Financing Activities	17,850	1,000

Net Change in Cash	—	—

Cash - Beginning of Period	1,700	1,700

Cash - End of Period	$1,700	$1,700

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Six Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	47,227,500	$47,227	$(44,427)	$(63,400)	$(60,600)

Capital Contributions - Director	—	—	1,000	—	1,000

Net Loss for the Period	—	—	—	(36,600)	(36,600)

Balance - June 30, 2020	47,227,500	$47,227	$(43,427)	$(100,000)	$(96,200)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Six Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,227,500	$47,227	$(41,927)	$(107,500)	$(102,200)

Common Stock Issued for Accrued Expenses & Directors Fees	30,588,235	30,588	73,412	—	104,000

Common Stock Issued for Consulting and Director Compensation	9,411,765	9,412	22,588	—	32,000

Capital Contributions - Director	—	—	17,850	—	17,850

Net Loss for the Period	—	—	—	(60,904)	(60,904)

Balance - June 30, 2021	87,227,500	$87,227	$71,923	$(168,404)	$(9,254)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three Months Ended June 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balance - April 1, 2020	47,227,500	$47,227	$(43,727)	$(96,700)	$(93,200)

Capital Contributions - Director	—	—	300	—	300

Net Loss for the Period	—	—	—	(3,300)	(3,300)

Balance - June 30, 2020	47,227,500	$47,227	$(43,427)	$(100,000)	$(96,200)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - April 1, 2021	87,227,500	$87,227	$54,173	$(140,800)	$600

Capital Contributions - Director	—	—	17,750	—	17,750

Net Loss for the Period	—	—	—	(27,604)	(27,604)

Balance - June 30, 2021	87,227,500	$87,227	$71,923	$(168,404)	$(9,254)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada in February 1997 as Affordable Homes of America. In March 1999 we merged into Kowtow, Inc. and changed our name to Affordable Homes of America, Inc. On October 12, 2000 we changed our name to World Homes, Inc. and on August 23, 2001 we changed our name to Composite Industries of America, Inc. On September 02, 2004, the Company changed its name to Gold Rock Holdings, Inc. On January 08, 2009 the Company did a name change to The Affordable Homes Group, Inc. On March 01, 2011 the Company changed its name to Global Green Group, Inc. And, On January 09, 2015, the Company changed its name back to Gold Rock Holdings, Inc., the current name of the Company. In 2019, Gold Rock Holdings, Inc. established itself as a provider of engineering and construction management services producing site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. These services assist underground construction companies in laying high-speed fiber-optics and underground cable in areas of the U.S.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2020, has been derived from audited financial statements and the accompanying unaudited condensed interim financial statements as of June 30, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results of operations expected for the year ending December 31, 2021.

Method of Accounting

The Company’s condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents may include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions located in the United States, which periodically may exceed federally insured amounts.

Earnings (Loss) per Share

Earnings (loss) per share of common stock are computed in accordance with FASB ASC 260 “Earnings per Share”. Basic earnings (loss) per share are computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for each period. Diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding assuming conversion of all potentially dilutive stock options, warrants and convertible securities, if dilutive. Common stock equivalents that are anti-dilutive are excluded from both diluted weighted average number of common shares outstanding and diluted earnings (loss) per share.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

NOTE 2 – Summary of Significant Accounting Policies - continued

Stock-Based Compensation

We account for employee and non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable and accrued liabilities approximate fair value given their short-term nature or effective interest rates.

Revenue Recognition

The Company implemented ASC 606, Revenue from Contracts with Customers. These included the development of new policies based on the five-step model provided in the new revenue standard, ongoing contract review requirements, and gathering of information provided for disclosures.

The Company recognizes revenue and cost of goods sold from product sales or services rendered when control of the promised goods are transferred to our clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: identify the contract with the client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to performance obligations in the contract and recognize revenues when or as the Company satisfies a performance obligation.

NOTE 3 – Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including the new lease standard. The Company does not have any leases and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations and has net current liabilities and an accumulated deficit. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three and six months ended June 30, 2021, due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

NOTE 5 – Related Party Transactions

During the six months ended June 30, 2021 and 2020, the sole board of director paid all expenses of the Company in the amount of $17,850 and $1,000, respectively. The amount paid during the six months ended June 30, 2021 and 2020 was not to be reimbursed therefore, additional paid in capital was increased by $17,850 and $1,000, respectively for the periods then ended.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. At June 30, 2021 and December 31, 2020 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value. At June 30, 2021 and December 31, 2020 there were 87,227,500 and 47,227,500 shares issued and outstanding, respectively.

During the six months ended June 30, 2021, the Company issued 30,588,235 shares to pay $90,000 of accrued board of director compensation and accrued consulting of $14,000 that was included on the balance sheet at December 31, 2020. The shares value was based on the market price of the Company’s common stock of $0.0034 on the measurement date.

During the six months ended June 30, 2021, the Company issued 9,411,765 shares to pay $32,000 of board of director compensation and consulting services of $3,000 that was included in the statement of operations at June 30, 2021. The shares value was based on the market price of the Company’s common stock of $0.0034 on the measurement date.

NOTE 7 – Risks and Uncertainties

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, companies have begun to cancel conferences and travel plans and require employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above.

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

        ·our future strategic plans

        ·our future operating results;

        ·our business prospects;

        ·our contractual arrangements and relationships with third parties;

        ·the dependence of our future success on the general economy;

        ·our possible future financing; and

        ·the adequacy of our cash resources and working capital.

        ·the Covid-19 Pandemic.

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Covid-19 Pandemic

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect affects on the company's operations which could have a material adverse effect on the company's current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 affects on operational status, could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources, as the Company implements its business plan. These may include: (i) variations in revenue, (ii) possible inability to attract investors for the Company's equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read in conjunction with the financial statements of Gold Rock Holdings, Inc. included elsewhere herein.

Business

Gold Rock Holdings, Inc., a Nevada corporation, provides underground contracting and engineering services as they pertain to running broadband high-speed fiber-optic cables in both urban and rural areas throughout the USA.

Gold Rock Holdings, Inc. (Gold Rock) provides engineering and construction management services producing site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. These services assist underground construction companies in laying fiber-optics and other underground cable in areas across the USA to assist in solving the broadband infrastructure gap.

Gold Rock intends to grow and further establish itself through marketing campaigns to achieve awareness of its construction and engineering services, as well as drive business growth by partnering with the high-tech service providers, internet service providers, cable service providers, satellite service providers, mobile phone providers, communication providers, and local municipalities. In addition, the Company is actively considering acquisitions that would be accretive to its business. Currently, Gold Rock markets itself through third-parties that have existing relationships with these providers in their existing demographic service areas. The third parties are construction companies, or other engineering outfits who propose bids on pending or ongoing high-tech and fiber-optic underground projects in areas that are either lacking or upgrading high-tech broadband infrastructures. Gold Rock Holding's management evaluates each engineering and consulting job on a case by case bases with the intent to enter into a contract for its "UGnet" services. At this time, Gold Rock Holdings, Inc. has no contracts.

At this time, the Company expects to receive 100% of its revenues from the sale of the Company's "UGnet"construction management, engineering services and fiber network designs, as it pertains to underground fiber-optic high-speed broadband and cable infrastructures. Gold Rock services are offered through the "UGnet" service line, which stands for "Underground Networks."

The Company proactively seeks to expand its Gold Rock "UGnet" services throughout the U.S., and will continue to approach municipalities, utilities, and cable, phone, mobile phone and internet providers with competitive quotes on underground development of high-speed fiber optic broadband connectivity. The Company will continue to try to advance its social media platform with direct online and targeted marketing with the objective of expanding its demographics.

Gold Rock Holdings, Inc. maintains an executive office in Virginia Beach, Virginia where in all marketing, sales, and customer supports activities are implemented.

Transfer Agent

Our transfer agent is Signature Stock Transfer, Inc. whose address is 14673 Midway Road, Suite 220, Addision, Texas, 75001 and its telephone number 972-612-4120.

Company Contact Information

Our principal executive and subsidiary offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.goldrockholdings.us (currently under development), shall not constitute part of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2021 and 2020 Statements

The Sales Revenue for the three months ended June 30, 2021 and for the three months ended June 30, 2020 were $-0- and $-0-, respectively. During the three months ended June 30, 2021 the Company had no underground fiber contracts, and for the same period ending June 30, 2020 the Company had no underground fiber contracts.

The Cost of Goods Sold for the three months ended June 30, 2021 was $-0- and the Cost of Goods Sold for the three months ended June 30, 2020 was $-0-.

Gross Margins for the three months ended June 30, 2021 was 0% , and during the same period in 2020 was 0%; no contracts for the laying of underground fiber and copper cables.

Gross Profit for the three months ended June 30, 2021 was $-0- and for the three months ended June 30, 2020 was $-0-.

Operating expenses for three months ended June 30, 2021, totaled $27,604 from Consulting Expense and General and Administrative Expenses, compared to $3,300 for the three months ended June 30, 2020. This increase in June 30, 2021compared to the same period ended June 30, 2020 was attributed to higher expenses General and Administrative Expenses.

Six Months – June 30, 2021 and 2020 Statements

The Sales Revenue from the Company for the six months ended June 30, 2021 and for the six months ended June 30, 2020 were $-0- both periods; no underground laying of fiber contracts.

The Cost of Sales for the six months ended June 30, 2021 was $-0- and for the six months ended June 30, 2020 was $-0- respectively.

Gross Margins for the six months ended June 30, 2021 was 0%, and for six months ended June 30, 2020 was 0%; no contracts for the laying of underground fiber and copper cables.

Gross Profit for the six months ended June 30, 2021 was $-0- and for the six months ended June 30, 2020 was $-0-.

Operating expenses for six months ended June 30, 2021, totaled $60,904 from Board of Director Compensation, Consulting Expense and General and Administrative Expenses, compared to $36,600 for the six months ended June 30, 2021. This increase during the same six month period ended June 30, 2021 was attributed to higher expenses General and Administrative Expenses.

Net Loss:

Net loss for the three month ended June 30, 2021 and 2021 were $27,604 and $3,330 , respectively. Net loss for the six month ended June 30, 2020 and 2021 were $60,904 and $36,600, respectively.

Liquidity and Capital Resources:

As of June 30, 2021, the Company’s assets totaled $1,700, which consisted of cash. Our total liabilities were $10,954. As of June 30, 2021, the Company had an accumulated deficit of $168,404 and working capital deficit $9,254.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its CEO in Mr. Merle Ferguson's employment contract ( See Exhibit 10.01) to advance funds as necessary in meeting the Company's operating requirements.

Gold Rock Holdings, Inc . does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 and 2020 were $17,850 and $1,000 respectively. The increased amount was attributed to General and Administrative cost that were used in operational and professional fee expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the six month periods ended June 30, 2021 and 2020.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $17,850 for six month ended June 30, 2021 from Capital Contributions from Directors, and was $1,000 for six month ended June 30, 2020 from the amount of Capital Contributions from the Company's directors ..

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition and stock-based compensation. The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including revenue recognition. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

We adopted this ASC on January 1, 2019. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

Stock-Based Compensation

We account for employee and non-employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation—Stock Compensation, which requires all share-based payments, including grants of stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and is evaluating any that may impact its financial statements, including revenue recognition.  The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Going Concern

We have incurred net losses since our inception. We anticipate incurring additional losses before realizing growth in revenue and we will depend on additional financing in order to meet our continuing obligations and ultimately to attain profitability. Our ability to obtain additional financing, whether through the issuance of additional equity or through the assumption of debt, is uncertain. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

Our management, with the participation of our (principal executive officer, and our principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based on this evaluation, our management has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president (our principal executive officer, our principal accounting officer and our principal financial officer), to allow timely decisions regarding required disclosure. The reason or these deficiencies are as follows:

1)	We have an inadequate number of personnel.
2)	We do not have sufficient segregation of duties within our accounting functions.
3)	We have insufficient written policies and procedure over our disclosures.

Evaluation of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our president (our principal executive officer and our principal accounting officer and principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of our company are being made only in accordance with authorizations of management and directors of our company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate, because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our principal executive officer and our principal accounting officer, an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of June 30, 2021, our Company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

Coronavirus Impact (COVID-19)

Due to the recent outbreak of the coronavirus reported in many countries worldwide, local and federal governments have issued travel advisories, canceled large scale public events and closed schools. In addition, some companies have canceled conferences and travel plans and are requiring employees to work from home. Global financial markets have also experienced extreme volatility and disruptions to capital and credit markets.

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and interfere with the pursuit of our business plan. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At this time, there are no materials pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.     Description of Exhibit

10.1 Employment Agreement – Merle Ferguson

10.2 Consulting Agreement –Richard Kaiser

31.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2 Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

101.INS XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document). +

101.SCH Inline XBRL Taxonomy Extension Schema Document.

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.+

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document.+

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.+

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document.+

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101+

* Previously filed

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: August 6, 2021	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer / President / Chairman