Form 10-Q
period 2021-09-30
GOLD ROCK HOLDINGS, INC.
filed 2021-10-28
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At October 28, 2021 the registrant had outstanding 87,360,547 shares of common stock, par value $0.001 per share.

TABLE OF CONTENTS

PAGE
PART I
Item 1.Condensed Unaudited Financial Statements	3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2021

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets at September 30, 2021- Unaudited and December 31, 2020 - Unaudited	4
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 - Unaudited	5
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 - Unaudited	6
Condensed Statements of Stockholders' Equity for the Three and Nine Months Ended September 30, 2021 and 2020 - Unaudited	7
Notes to the Condensed Unaudited Financial Statements - Unaudited	8-10

Gold Rock Holdings, Inc.

CONDENSED BALANCE SHEETS - UNAUDITED
	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$1,700	$1,700
Prepaid Expenses	—	100

Total Current Assets	1,700	1,800

Total Assets	$1,700	$1,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$6,100	$14,000
Accrued Board of Director Compensation	1,000	90,000

Total Current Liabilities	7,100	104,000

Total Liabilities	7,100	104,000

Stockholders' Deficit
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 87,360,547 and 47,227,500 Issued and Outstanding, Respectively	87,360	47,227
Additional Paid-In-Capital	95,667	(41,927)
Accumulated Deficit	(188,427)	(107,500)

Total Stockholders' Deficit	(5,400)	(102,200)

Total Liabilities and Stockholders' Deficit	$1,700	$1,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating Expenses
Board of Director Compensation	$—	$—	$30,000	$30,000
Consulting	3,000	3,000	9,000	9,000
General and Administrative	17,024	300	41,927	900

Total Expenses	20,024	3,300	80,927	39,900

Net Loss for the Period	$(20,024)	$(3,300)	$(80,927)	$(39,900)

Weighted Average Number of Common Shares - Basic and Diluted	87,290,368	47,227,500	75,087,284	47,227,500

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED
Nine Months Ended September 30,	2021	2020
Cash Flows from Operating Activities

Net Loss for the Period	$(80,927)	$(39,900)
Non-Cash Adjustments:
Common Shares Issued for Professional Services	3,100	—
Common Shares Issued for Consulting	3,000	—
Common Shares Issued for Consulting	29,000	—
Changes in Assets and Liabilities:
Prepaid Expenses	100	—
Accounts Payable and Accrued Expenses	6,100	8,600
Accrued Board of Directors Compensation	1,000	30,000

Net Cash Flows Used In Operating Activities	(38,627)	(1,300)

Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital Contributions from Directors	38,627	1,300

Net Cash Flows Provided by Financing Activities	38,627	1,300

Net Change in Cash	—	—

Cash - Beginning of Period	1,700	1,700

Cash - End of Period	$1,700	$1,700

Cash Paid During the Period for:
Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Nine Months Ended September 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	47,227,500	$47,227	$(44,427)	$(63,400)	$(60,600)

Capital Contributions - Director	—	—	1,300	—	1,300

Net Loss for the Period	—	—	—	(39,900)	(39,900)

Balance - September 30, 2020	47,227,500	$47,227	$(43,127)	$(103,300)	$(99,200)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Nine Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,227,500	$47,227	$(41,927)	$(107,500)	$(102,200)

Common Stock Issued for Accrued Expenses & Directors Fees	30,588,235	30,588	73,412	—	104,000

Common Stock Issued for Consulting and Director Compensation	9,411,765	9,412	22,588	—	32,000

Common Stock Issued for Professional Services	133,047	133	2,967	—	3,100

Capital Contributions - Director	—	—	38,627	—	38,627

Net Loss for the Period	—	—	—	(80,927)	(80,927)

Balance - September 30, 2021	87,360,547	$87,360	$95,667	$(188,427)	$(5,400)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three Months Ended September 30, 2020	Shares	Amount	Capital	Deficit	Deficit

Balance - July 1, 2020	47,227,500	$47,227	$(43,427)	$(100,000)	$(96,200)

Capital Contributions - Director	—	—	300	—	300

Net Loss for the Period	—	—	—	(3,300)	(3,300)

Balance - September 30, 2020	47,227,500	$47,227	$(43,127)	$(103,300)	$(99,200)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - July 1, 2021	87,227,500	$87,227	$71,922	$(168,403)	$(9,254)

Common Stock Issued for Professional Services	133,047	133	2,967	—	3,100

Capital Contributions - Director	—	—	20,778	—	20,778

Net Loss for the Period	—	—	—	(20,024)	(20,024)

Balance - September 30, 2021	87,360,547	$87,360	$95,667	$(188,427)	$(5,400)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet at December 31, 2020, has been derived from audited financial statements and the accompanying unaudited condensed interim financial statements as of September 30, 2021 and 2020, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for a fair financial statement presentation. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results of operations expected for the year ending December 31, 2021.

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three and nine months ended September 30, 2021, due to lack of revenues the officers of the Company paid for all expenses through loans to the Company. This allowed the Company to continue as a going concern.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS - UNAUDITED

NOTE 5 – Related Party Transactions

During the nine months ended September 30, 2021 and 2020, the sole board of director paid all expenses of the Company in the amount of $38,627 and $1,300, respectively. The amount paid during the nine months ended September 30, 2021 and 2020 was not to be reimbursed therefore, additional paid in capital was increased by $38,627 and $1,300, respectively for the periods then ended.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. At September 30, 2021 and December 31, 2020 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value. At September 30, 2021 and December 31, 2020 there were 87,360,547 and 47,227,500 shares issued and outstanding, respectively.

During the nine months ended September 30, 2021, the Company issued 30,588,235 shares to pay $90,000 of accrued board of director compensation and accrued consulting of $14,000 that was included on the balance sheet at December 31, 2020. The shares value was based on the market price of the Company’s common stock of $0.0034 on the measurement date.

During the nine months ended September 30, 2021, the Company issued 9,411,765 shares to pay $32,000 of board of director compensation and consulting services of $3,000 that was included in the statement of operations at September 30, 2021. The shares value was based on the market price of the Company’s common stock of $0.0034 on the measurement date.

During the nine months ended September 30, 2021, the Company issued 133,047 shares to pay $3,100 of professional services that was included in the statement of operations at September 30, 2021. The shares value was based on the market price of the Company’s common stock of $0.023 on the measurement date.

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

        ·the Covid-19 Pandemic.

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project or projected”, or similar expressions are intended to identify “forward-looking statements”. Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Covid-19 Pandemic

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect affects on the company’s operations which could have a material adverse effect on the company’s current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 affects on operational status, could have a negative impact on the Company’s prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources, as the Company implements its business plan. These may include: (i) variations in revenue, (ii) possible inability to attract investors for the Company’s equity securities or otherwise raise adequate funds from any source should the Company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company’s business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read in conjunction with the financial statements of Gold Rock Holdings, Inc. included elsewhere herein.

Business

Gold Rock Holdings, Inc., (Gold Rock) a Nevada corporation, provides engineering and construction management services, produce site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. In effect the Company will act as the general contractor to design the cable systems and it will hire subcontractors to implement those designs. These services will assist underground construction companies in laying fiber-optics and other underground cable in the United States to help solve the broadband infrastructure gap.

Gold Rock intends to grow and further establish itself through marketing campaigns to achieve awareness of its construction and engineering services, as well as drive business growth by partnering with the high-tech service providers, internet service providers, cable service providers, satellite service providers, mobile phone providers, communication providers, and local municipalities. In addition, the Company is actively considering acquisitions that would be accretive to its business. Currently, Gold Rock markets itself through third-parties that have existing relationships with these providers in their existing demographic service areas. The third parties are construction companies, or other engineering outfits who propose bids on pending or ongoing high-tech and fiber-optic underground projects in areas that are either lacking or upgrading high-tech broadband infrastructures. Gold Rock Holding’s management evaluates each engineering and consulting job on a case by case bases with the intent to enter into a contract for its “UGnet” services. At this time, Gold Rock Holdings, Inc. has no contracts.

At this time, the Company expects to receive 100% of its revenues from the sale of the Company’s “UGnet“construction management, engineering services and fiber network designs, as it pertains to underground fiber-optic high-speed broadband and cable infrastructures. Gold Rock services are offered through the “UGnet” service line, which stands for “Underground Networks.”

The Company proactively seeks to expand its Gold Rock “UGnet” services throughout the U.S., and will continue to approach municipalities, utilities, and cable, phone, mobile phone and internet providers with competitive quotes on underground development of high-speed fiber optic broadband connectivity. The Company will continue to try to advance its social media platform with direct online and targeted marketing with the objective of expanding its demographics.

Gold Rock Holdings, Inc. maintains an executive office in Virginia Beach, Virginia where all marketing, sales, and customer supports activities are implemented.

Transfer Agent

Our transfer agent is Signature Stock Transfer, Inc. whose address is 14673 Midway Road, Suite 220, Addision, Texas, 75001 and its telephone number 972-612-4120.

Company Contact Information

Our principal executive and subsidiary offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.goldrockholdings.us, shall not constitute part of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30,, 2021 and 2020 Statements

The Sales Revenue for the three months ended September 30, 2021 and for the three months ended September 30, 2020 were $-0- and $-0-, respectively. During the three months ended September 30, 2021 the Company had no contracts, and for the same period ending Septermber 30, 2020 the Company had no contracts.

The Cost of Goods Sold for the three months ended September 30, 2021 was $-0- and the Cost of Goods Sold for the three months ended September 30, 2020 was $-0-.

Gross Margins for the three months ended September 30, 2021 was 0% , and during the same period in 2020 was 0%; no contracts for the design and layout of underground fiber and copper cables.

Gross Profit for the three months ended Septermber 30, 2021 was $-0- and for the three months ended Septermber 30, 2020 was $-0-.

Operating expenses for three months ended September 30, 2021, totaled $20,024 from Consulting Expense and General and Administrative Expenses, compared to $3,300 for the three months ended Septermber 30, 2020. This increase in Septermber 30, 2021 compared to the same period ended September 30, 2020 was attributed to higher expenses General and Administrative Expenses.

Nine Months – September 30, 2021 and 2020 Statements

The Sales Revenue from the Company for the nine months ended September 30, 2021 and for the nine months ended September, 2020 were $-0- both periods; no contracts.

The Cost of Sales for the nine months ended September 30, 2021 was $-0- and for the nine months ended Septermber 30, 2020 was $-0- respectively.

Gross Margins for the nine months ended September 30, 2021 was 0%, and for nine months ended Septermber 30, 2020 was 0%; no contracts for the design and layout of underground fiber and copper cables.

Gross Profit for the nine months ended September 30, 2021 was $-0- and for the nine months ended September 30, 2020 was $-0-.

Operating expenses for nine months ended September 30, 2021, totaled $80,927 from Board of Director Compensation, Consulting Expense and General and Administrative Expenses, compared to $39,900 for the nine months ended September 30, 2020. This increase during the same nine month period ended Septermber 30, 2021 was attributed to higher expenses General and Administrative Expenses.

Net Loss:

Net loss for the three month ended September 30, 2021 and 2021 were $20,024 and $3,330, respectively. Net loss for the nine month ended Septermber 30, 2020 and 2021 were $80,927 and $39,900, respectively.

Liquidity and Capital Resources:

As of September 30, 2021, the Company’s assets totaled $1,700, which consisted of cash. Our total liabilities were $7,100. As of September 30, 2021, the Company had an accumulated deficit of $188,427 and working capital deficit $5,400.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its CEO in Mr. Merle Ferguson’s employment contract ( See Exhibit 10.01) to advance funds as necessary in meeting the Company’s operating requirements.

Gold Rock Holdings, Inc . does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the snine months ended Septermber 30, 2021 and 2020 were $38,627 and $1,300 respectively. The increased amount was attributed to General and Administrative cost that were used in operational and professional fee expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the nine month periods ended September 30, 2021 and 2020.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $38,627 for nine month ended September 30, 2021 from Capital Contributions from Directors, and was $1,300 for nine month ended September 30, 2020 from the amount of Capital Contributions from the Company’s directors .

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

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: (1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

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

Management has conducted, with the participation of our principal executive officer and our principal accounting officer, an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2021 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this assessment, management concluded that as of September 30, 2021, our Company’s internal control over financial reporting was not effective based on present company activity. Our Company is in the process of adopting specific internal control mechanisms. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over Company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

We are unable to predict the impact of the coronavirus on our operations at this time. Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and interfere with the pursuit of our business plan. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 08, 2021, Management issued 133,047 restricted 144-shares of the Company’s stock to Carolyn Merrill, CPA. The issuance was in lue of cash payment for accounting services rendered totalling of $3,100 (see Note 6).

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.     Description of Exhibit

10.1 Employment Agreement – Merle Ferguson*

10.2 Consulting Agreement –Richard Kaiser*

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

* Previously filed on Form 10-Q ended June 30, 2021

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: October 28, 2021	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer / President / Chairman