Form 10-K
period 2021-12-31
GOLD ROCK HOLDINGS, INC.
filed 2022-02-22
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56304

GOLD ROCK HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Nevada	000-51074	87-0434297
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2020 General Booth Blvd.

Suite 230

Virginia Beach, VA 23454

(Address of principal executive offices)

Registrant's telephone number: (757) 306-6090

______________________________________________

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the 30,091,610 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.025per share of the registrant's common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2021) was approximately $752,290.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At February 22, 2022 the registrant had outstanding 87,382,208 shares of common stock, par value $0.001 per share.

-i-

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel.  These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, as well as those discussed in the section "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations."  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

Item 1. Business.

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

At this time, the Company expects to receive 100% of its revenues from the sale of thes, as it pertains to underground fiber-optic high-speed broadband and cable infrastructures. Gold Rock services are offered through the "UGnet" service line, which stands for "Underground Networks."

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

ITEM 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information called for under this item.

Item1B. Unresolved Staff Comments.

None.

ITEM 2.  Properties.

The Company's administrative functions take place in the office space of Yes International, which is owned and operated by Richard Kaiser, a contract consultant. As a result, the Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. Legal Proceedings.

At this time, there are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. Mine Safety Disclosure- (Removed and Reserved).

Not applicable to this Company.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCMARKETS since April 15, 2009, under the symbol "GRHI"

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2021 and 2020.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
2020 Quarter Ended:
March 31, 2020	$0.0005	$0.0005
June 30, 2020	$0.0001	$0.0001
September 30, 2020	$0.000085	$0.000085
December 31, 2020	$0.000006	$0.0.000006

2021 Quarter Ended:
March 31, 2021	$0.15	$0.03
June 30, 2021	$0.025	$0.025
September 30, 2021	$0.057	$0.057
December 31, 2021	$0.0325	$0.0325

As of December 31, 2021, we were authorized to issue 850,000,000 shares, $0.001 par value, of our common stock, of which 87,382,208 shares were outstanding. Our shares of common stock are held by approximately 187 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

Preferred Stock

We are authorized to issue up to 50,000,000 shares of our preferred stock, par value $0.001 per share, from time to time in one or more series. As of the date of this prospectus, no shares of preferred stock have been issued. Our Board of Directors, without further approval of our stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of preferred stock that may be issued in the future. Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our common stock and prior series of preferred stock then outstanding.

Dividends

We have not paid or declared any dividends on our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future.  Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and other facts as our board of directors may then deem appropriate.

ITEM 6. Selected Financial Data.

Not applicable.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects the results of our operations.  This discussion should be read in conjunction with the financial statements which are attached to this report.  This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans.  These statements involve risks and uncertainties.  Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings "Special Note Regarding Forward-Looking Statements."

Unless the context otherwise suggests, "we," "our," "us," and similar terms, as well as references to "GRHI" or "BioForce" all refer to Gold Rock Holdings, Inc. as of the date of this report.

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

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect effects on the Company's operations which could have a material adverse effect on the Company's current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 effects on operational status, could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company's business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

Going Concern

On December 31, 2021, we had total assets of $1,700 and total liabilities of $10,285. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2021, Gold Rock Holdings, Inc. had an accumulated deficit of $199,544, which included a net loss of $92,044 reported for the year ended December 31, 2021. Also, during the year ended December 31 2021, we used net cash of $45,959 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our debt or equity securities.  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for BioForce to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.

Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020.

Revenues for the Company's year ended December 31, 2021 and December 31, 2020 totaled $-0- from the sales of the Company's "UGnet"construction management, engineering services and fiber network design.

Cost of Goods Sold for the year ended December 31, 2021 and December 31, 2020 totaled $-0- ..

Gross margins for year ended December 2021 and 2020 was $-0- due to no sales of the Company's "UGnet"construction management, engineering services and fiber network design.

Gross profit for the year ended December 31, 2021 and 2020 was $-0- due to -0- sales..

General and Administrative expenses for the year ended December 31, 2021 totaled $50,044 compared to $2,100 for December 31, 2020, primarily due to increases in professional service fees in becoming a fully reporting US SEC issuer.

Net Loss

Net loss for the years ended December 31, 2021 and 2020 were $92,044 and $44,100, respectively. The increase in loss was due to increases in expenses from payments of professional fees in becoming a fully reporting US SEC issuer.

Liquidity and Capital Resources:

As of December 31, 2021, our assets totaled $1,700, which consisted of Cash. The Company's total liabilities were $10,285, which consisted of accounts payable and accrued expenses and accrued board of directors compensation. As of December 31, 2021, the Company had an accumulated deficit of $199,544 and working capital deficit of $8,585.

The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our operating expenses at this time.  Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary to meeting our operating requirement.

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2021, and 2021.

Cash from Financing Activities

Net cash provided by financing activities was $45,959 for year ended December 31, 2021, and was $2,500 for year ended December 31, 2020.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management's application of accounting policies.  Critical accounting policies include revenue recognition and impairment of long-lived assets.

Revenue Recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of the promised goods or services is transferred to our clients, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To achieve this core principle, we apply the following five steps: 1) Identify the contract with a client; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to performance obligations in the contract; and (5) Recognize revenues when or as the company satisfies a performance obligation.

We adopted this ASC on January 1, 2021. Although the new revenue standard is expected to have an immaterial impact, if any, on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8. Financial Statements and Supplementary Data.

The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1, et seq.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures.

There are no disagreements with the accountants on accounting and financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Operating Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The Disclosure Controls evaluation was conducted under the supervision and with the participation of management, including our Chief Operating Officer and Chief Financial Officer. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The evaluation of our Disclosure Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-K. Throughout the course of our evaluation of our internal control over financial reporting, we advised our Board of Directors that we had identified a material weakness as defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified is discussed in “Internal Control Over Financial Reporting” below. Our Chief Operating Officer and Chief Financial Officer have concluded that as a result of the material weakness, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls were not effective.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal operating officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

● The Company has inadequate segregation of duties within its cash disbursement control design.

● During the year ended December 31, 2021, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

● The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and;

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Because of the material weakness described above, management concluded that, as of December 31, 2021 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result of the transition to the 2013 Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies like us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

No changes have occurred in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter, which has materially affected or is likely to affect such controls.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Merle Ferguson	74	CEO/President/Treasurer/Director

BIOGRAPHY

Mr. Ferguson became Chairman of the Board of the Company in January 2000, and since January 2014 he has been the sole officer / director of the Company.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970.  From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah. Predictive Technology Group, Inc. is a biotech company involved in the manufacturing and marketing of products making stem cells and genetic therapeutics. Predictive Technology Group, Inc.'s stock trades on the OTC Markets-Pink. From January 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services.  The stock of Element Global trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. Mr. Ferguson became Chairman of the Board of the BioForce Nanosciences Holdings, Inc. on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the BioForce Nanosciences Holdings, Inc., a company which sells vitamin supplements and which is located in Virginia Beach, Virginia. He resigned as CEO and President of Bioforce in November 2021, but remains BFNH's Chairman. BFNH is a fully reporting entity with its stock trading on the OTC MARKET - Pink under the symbol BFNH. Since November 2018, Mr. Ferguson served as President, Chairman and CEO of Bravo Multinational, Inc., located in Virginia Beach, Virginia, which operates gaming machines in the casino industry. Bravo Multinational, Inc. is a stock that is traded on the over-the-counter market. As of November 2018, Mr. Ferguson has also served as a Chairman and CEO of Bravo Multinational, Inc., a public company formed under the laws of Wyoming, with its headquarters located in Virginia Beach, VA.

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert, because it has inadequate financial resources at this time to hire such an expert. The Company anticipates that a qualified financial expert will be obtained when the Company's financial position improves.

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (1)(2)

Merle Ferguson President, CEO & Director	2020 2021	$30,000 $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$30,000(2) $-0-(3)

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.
(2)	Shares of common stock were issued to Mr. Ferguson in connection with his employment contract for 2020.
(3)	Mr. Ferguson is owed $30,000 per terms of his contract for service rendered in 2021; compensation has yet to be paid

Employment Agreements

The Company has an employment contract with Mr. Ferguson for the period from January 01, 2017 until December 31, 2022 (See Exhibit 10.1). There are no other compensation plans or arrangements which the Company has entered.

Stock Options

The Company had no stock options outstanding at August 12, 2021.

Board of Directors Compensation

Our sole director, Mr.Ferguson is owed $30,000, yet to be paid, for his service as an Office/Director of the Company for the year ended December 31, 2021. Our sole director did receive compensation for his service as an Officer/Director of the Company for the year ended December 31, 2020.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2021, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)

Merle Ferguson (2) 1750 Barbara Lane Encinitas, CA 92024	46,407,241	53.11%
Richard Kaiser(3) 3491 Virginia Beach Blvd. Virginia Beach, VA 23452	5,002,501	5.7%
Susan Donohue(4) 1193 N. Broken Hill Drive Green Valley, AZ 85614	5,726,138	6.55%

All Officers and Directors as a Group (1 person)	46,407,241	53.11%

(1)

Applicable percentage ownership is based on 87,382,208 shares outstanding as of February 22, 2022. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of the date of this filing

(2)

Mr. Ferguson owns directly 35,000,000 shares of common shares; he owns indirectly 3,750,000 common shares in his Ministry of Youth entity whole controlled by Mr. Ferguson; he owns indirectly 3,256,805 common shares in CS&S a company controlled by Mr. Ferguson; he owns indirectly 3,000,000 common shares in Trade Exchange International, Inc., a company controlled by Mr. Ferguson; he owns indirectly 500,000 shares in Vegas Fight Club, Inc., a company controlled by Mr. Ferguson; he owns indirectly 500,010 common shares in Legacy Land, Inc, a company controlled by Mr. Ferguson; he owns indirectly 400,426 commons shares in SCS Enterprises, Inc. a company jointly owned with his x-wife.

(3)		Mr. Kaiser owns directly 5,000,000 shares of common stock and he owns 2,501 shares beneficially through his Company, Yes International, Inc.

(4)		Ms. Donohue owns her shares beneficially through her wholly owned company, TJJR Enterprises, Inc.

RECENT SALES OF UNREGISTERED SECURITIES.

2020 Unregistered Securities

There were no issusance during the year-ending December 31, 2020.

2021 Unregistered Securities

In April 2021, the Company issued 40,000,000 shares of restricted common stock in payment of certain relief of accounts payable, valued at $137,000. These payables were related to accrued officer/director pay from 2016 to 2020 which was paid by the issuance of 35,000,000 shares were issued for payment of officer and director salaries and 5,000,000 shares were issued in repayment of certain accrued contract services. No underwriter was involved with the sale and no commissions were paid in connection with such sale.

In August 2021, the Company issued 133,047 shares to pay $3,100 to Carolyn Merrill, CPA for professional accounting services.  The shares value was based on the market price of the Company’s common stock of $0.023 on the measurement date.

In December 2021, the Company issued 21,661 shares to pay $600 to Carolyn Merrill, CPA for professional accounting services.  The shares value was based on the market price of the Company’s common stock of $0.027 on the measurement date.

All securities issuances described above are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the "private placement" exemption under Section 4(2) of the Securities Act. Such transactions did not involve a public offering of securities. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. The Company has been informed that all purchasers were able to bear the economic risk on investment in the Company. the new shareholders are aware that the securities were not registered under the Securities Act, and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company will be instructed to mark "stop transfer" on its ledger regarding these shares.

REPORTS TO SECURITY HOLDERS

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence.

Mr. Merle Ferguson, Chairman, CEO and President of the Company paid $45,959 in 2021 and he paid $2,500 in 2020 for Company expenses, with no expectations that these payments would be repaid. Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for audit and review services for financial statements for the year ended December 31, 2021 was $25,380 and for the year ended December 31, 2020 was $-0-.

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2021 and 2020.

All Other Fees

There were no other fees billed by BF Borges CPA PC for professional service rendered for the fiscal years ended December 31, 2021 and 2020, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

ITEM 15. Financial Statements and Exhibits.

Index to Financial Statements  F-1- F-9

(b) Index to Exhibits.

Exhibit No.  Description of Exhibit

3.1 Certificate of Incorporation*

3.2 Bylaws*

10.1 Employment Agreement – Merle Ferguson+

31.1 Certification CEO, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002+

31.2 Certification CFO, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002+

32.1 Certification CEO, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002+

32.2 Certification CFO, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002+

10.2 Consulting Agreement– Richard Kaiser*

101 Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)+

* Previously filed on Form 10 - June 30, 2021

+ Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Date: February 22, 2022

By/s/ Merle Ferguson

Merle Ferguson, President, Chief Executive Officer, and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Merle Ferguson Merle Ferguson	Chairman, President, Chief Executive Officer, and Director	February 22 , 2022

FINANCIAL INFORMATION

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of Gold Rock Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gold Rock Holdings, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

February 21, 2022

Gold Rock Holdings, Inc.

BALANCE SHEETS
December 31,	2021	2020
ASSETS
Current Assets
Cash	$1,700	$1,700
Prepaid Expenses	-	100

Total Current Assets	1,700	1,800

Total Assets	$1,700	$1,800

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$9,285	$14,000
Accrued Board of Director Compensation	1,000	90,000

Total Current Liabilities	10,285	104,000

Total Liabilities	10,285	104,000

Stockholders' Deficit
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 87,382,208 and 47,227,500 Issued and Outstanding, Respectively	87,382	47,227
Additional Paid-In-Capital	103,577	(41,927)
Accumulated Deficit	(199,544)	(107,500)

Total Stockholders' Deficit	(8,585)	(102,200)

Total Liabilities and Stockholders' Deficit	$1,700	$1,800

The accompanying notes are an integral part of these financial statements.

Gold Rock Holdings, Inc.

STATEMENTS OF OPERATIONS
Years Ended December 31,	2021	2020

Operating Expenses
Board of Director Compensation	$30,000	$30,000
Consulting	12,000	12,000
General and Administrative	50,044	2,100

Total Expenses	92,044	44,100

Net Loss	$(92,044)	$(44,100)

Weighted Average Number of Common Shares - Basic and Diluted	78,181,056	47,227,500

Net Loss Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Gold Rock Holdings, Inc.

STATEMENTS OF CASH FLOWS
Years Ended December 31,	2021	2020

Cash Flows from Operating Activities

Net Loss	$(92,044)	$(44,100)
Non-Cash Adjustments:
Common Shares Issued for Professional Services	3,700	-
Common Shares Issued for Consulting	3,000	-
Common Shares Issued for Consulting	29,000	-
Changes in Assets and Liabilities:
Prepaid Expenses	100	-
Accounts Payable and Accrued Expenses	9,285	11,600
Accrued Board of Directors Compensation	1,000	30,000

Net Cash Flows Used In Operating Activities	(45,959)	(2,500)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions from Directors	45,959	2,500

Net Cash Flows Provided by Financing Activities	45,959	2,500

Net Change in Cash	-	-

Cash - Beginning of Year	1,700	1,700

Cash - End of Year	$1,700	$1,700

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Gold Rock Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Year Ended December 31, 2020	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2020	47,227,500	$47,227	$(44,427)	$(63,400)	$(60,600)

Capital Contributions - Director	-	-	2,500	-	2,500

Net Loss	-	-	-	(44,100)	(44,100)
Balance - December 31, 2020	47,227,500	$47,227	$(41,927)	$(107,500)	$(102,200)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Year Ended December 31, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,227,500	$47,227	$(41,927)	$(107,500)	$(102,200)

Common Stock Issued for Accrued Expenses & Directors Fees	30,588,235	30,588	73,412	-	104,000

Common Stock Issued for Consulting and Director Compensation	9,411,765	9,412	22,588	-	32,000

Common Stock Issued for Professional Services	154,708	155	3,545	-	3,700

Capital Contributions - Director	-	-	45,959	-	45,959

Net Loss	-	-	-	(92,044)	(92,044)

Balance - December 31, 2021	87,382,208	$87,382	$103,577	$(199,544)	$(8,585)

The accompanying notes are an integral part of these financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada in February 1997 as Affordable Homes of America. In March 1999 we merged into Kowtow, Inc. and changed our name to Affordable Homes of America, Inc. On October 12, 2000, we changed our name to World Homes, Inc. and on August 23, 2001, we changed our name to Composite Industries of America, Inc. On September 02, 2004, the Company changed its name to Gold Rock Holdings, Inc. On January 08, 2009, the Company did a name change to The Affordable Homes Group, Inc. On March 01, 2011, the Company changed its name to Global Green Group, Inc. On January 09, 2015, the Company changed its name back to Gold Rock Holdings, Inc., the current name of the Company. In 2019, Gold Rock Holdings, Inc. established itself as a provider of engineering and construction management services producing site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. These services assist underground construction companies in laying high-speed fiber-optics and underground cable in areas of the U.S.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

NOTES TO FINANCIAL STATEMENTS

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

NOTE 4 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring losses from operations and has net current liabilities and an accumulated deficit. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the year ended December 31, 2021, due to lack of revenues the officers of the Company paid for all expenses through additional paid in capital to the Company. This allowed the Company to continue as a going concern.

GOLD ROCK HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

During the years ended December 31, 2021 and 2020, the sole board of director paid all expenses of the Company in the amount of $45,959 and $2,500, respectively. The amount paid during the years ended December 31, 2021 and 2020 was not to be reimbursed therefore, additional paid in capital was increased by $45,959 and $2,500, respectively for the years then ended.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. At December 31, 2021 and 2020 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value. At December 31, 2021 and December 31, 2020 there were 87,382,208 and 47,227,500 shares issued and outstanding, respectively.

During the year ended December 31, 2021, the Company issued 30,588,235 shares to pay $90,000 of accrued board of director compensation and accrued consulting of $14,000 that was included on the balance sheet at December 31, 2020. The shares value was based on the market price of the Company’s common stock of $0.0034 on the measurement date.

During the year ended December 31, 2021, the Company issued 9,411,765 shares to pay $32,000 of board of director compensation and consulting services of $3,000 that was included in the statement of operations at December 31, 2021. The shares value was based on the market price of the Company’s common stock of $0.0034 on the measurement date.

During the year ended December 31, 2021, the Company issued 154,708 shares to pay $3,700 of professional services that was included in the statement of operations at December 31, 2021. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

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