Form 10-Q
period 2022-03-31
GOLD ROCK HOLDINGS, INC.
filed 2022-05-05
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]  No [X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [X] Emerging growth company [ ]	Accelerated filer [ ] Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 04, 2022 the registrant had outstanding 87,482,208 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
MARCH 31, 2022

Gold Rock Holdings, Inc.

CONDENSED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$ 1,700	$ 1,700

Total Current Assets	1,700	1,700

Total Assets	$ 1,700	$ 1,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$ 12,110	$ 9,285
Accrued Board of Director Compensation	31,000	1,000

Total Current Liabilities	43,110	10,285

Total Liabilities	43,110	10,285

Stockholders' Deficit
Common Stock - $0.001 Par; 850,000,000 Shares Authorized,
87,482,208 and 87,382,208 Issued and Outstanding, Respectively	87,482	87,382
Additional Paid-In-Capital	122,001	103,577
Accumulated Deficit	(250,893)	(199,544)

Total Stockholders' Deficit	(41,410)	(8,585)

Total Liabilities and Stockholders' Deficit	$ 1,700	$ 1,700

The accompanying notes are an integral part of these unaudited condensed financial statements

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended March 31,	2022	2021

Operating Expenses
Board of Director Compensation	$ 30,000	$ 30,000
Consulting	3,000	3,000
General and Administrative	18,349	300

Total Expenses	51,349	33,300

Net Loss for the Period	$ (51,349)	$ (33,300)

Weighted Average Number of Common Shares - Basic and Diluted	87,397,764	50,338,611

Net Loss for the Period Per Common Shares - Basic and Diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Three Months Ended March 31,	2022	2021

Cash Flows from Operating Activities

Net Loss for the Period	$ (51,349)	$ (33,300)
Non-Cash Adjustments:
Common Shares Issued for Professional Services	1,000	-
Common Shares Issued for Consulting	-	3,000
Common Shares Issued for Consulting	-	29,000
Changes in Assets and Liabilities:
Prepaid Expenses	-	100
Accounts Payable and Accrued Expenses	2,825	100
Accrued Board of Directors Compensation	30,000	1,000

Net Cash Flows Used In Operating Activities	(17,524)	(100)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions from Directors	17,524	100

Net Cash Flows Provided by Financing Activities	17,524	100

Net Change in Cash	-	-

Cash - Beginning of Period	1,700	1,700

Cash - End of Period	$ 1,700	$ 1,700

Cash Paid During the Period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three Months Ended March 31, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,227,500	$ 47,227	$ (41,927)	$ (107,500)	$ (102,200)

Common Stock Issued for Accrued Expenses & Directors Fees	30,588,235	30,588	73,412	-	104,000

Common Stock Issued for Consulting and Director Compensation	9,411,765	9,412	22,588	-	32,000

Capital Contributions - Director	-	-	100	-	100

Net Loss for the Period	-	-	-	(33,300)	(33,300)

Balance - March 31, 2021	87,227,500	$ 87,227	$ 54,173	$ (140,800)	$ 600

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three Months Ended March 31, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	87,382,208	$ 87,382	$ 103,577	$ (199,544)	$ (8,585)

Capital Contributions - Director	-	-	17,524	-	17,524

Common Stock Issued for Professional Services	100,000	100	900	-	1,000

Net Loss for the Period	-	-	-	(51,349)	(51,349)

Balance - March 31, 2022	87,482,208	$ 87,482	$ 122,000	$ (250,893)	$ (41,410)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet has been derived from the December 31, 2021 audited financial statements and the unaudited condensed financial statements as of March 31, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed financial statements presentation. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results of operations expected for the year ending December 31, 2022.

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

GOLD ROCK HOLDINGS, INC

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended March 31, 2022, due to lack of revenues the officers of the Company paid for all expenses through additional paid in capital to the Company. This allowed the Company to continue as a going concern.

GOLD ROCK HOLDINGS, INC

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

During the three months ended March 31, 2022 and 2021, the sole board of director paid all expenses of the Company in the amount of $17,524 and $100, respectively.  The amount paid during the three months ended March 31, 2022 and 2021 was not to be reimbursed therefore, additional paid in capital was increased by $17,524 and $100, respectively for the periods then ended.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value.  Preferred stock are blank check and have no conversion, dividend or voting rights. At March 31, 2022 and December 31, 2021 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At March 31, 2022 and December 31, 2021 there were 87,482,208 and 87,382,208 shares issued and outstanding, respectively.

During the three months ended March 31, 2021, the Company issued 30,588,235 shares to pay $90,000 of accrued board of director compensation and accrued consulting of $14,000 that was included on the balance sheet at December 31, 2020.  The shares value was based on the market price of the Company’s common stock of $0.0034 on the measurement date.

During the three months ended March 31, 2021, the Company issued 9,411,765 shares to pay $32,000 of board of director compensation and consulting services of $3,000 that was included in the statement of operations at March 31, 2021.  The shares value was based on the market price of the Company’s common stock of $0.0034 on the measurement date.

During the three months ended March 31, 2022, the Company issued 100,000 shares to pay $1,000 of professional services that was included in the statement of operations at March 31, 2022.  The shares value was based on the market price of the Company’s common stock of on the measurement dates.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2022 and 2021 Statements

The Sales Revenue for the three months ended March 31, 2022 and for the three months ended March 31, 2021 were $-0- and $-0-, respectively. During the three months ended March 31, 2022 the Company had no contracts, and for the same period ending March 31, 2021 the Company had no contracts.

The Cost of Goods Sold for the three months ended March 31, 2022 was $-0- and the Cost of Goods Sold for the three months ended March 31, 2021 was $-0-.

Gross Margins for the three months ended March 31, 2022 was 0% , and during the same period in 2021 was 0%; no contracts for the design and layout of underground fiber and copper cables.

Gross Profit for the three months ended March 31, 2022 was $-0- and for the three months ended March 31, 2021 was $-0-.

Operating expenses for three months ended March 31, 2022 totaled $51,349 from Board of Directors Compensation, Consulting Expense, General and Administrative Expenses, compared to $33,300 for the three months ended March 31, 2021 This increase in March 31, 2022 compared to the same period ended March 31, 2021 was attributed to higher General and Administrative Expenses.

Net Loss:

Net loss for the three months ended March 31, 2022 and 2021 were $51,349 and $33,300, respectively.

Liquidity and Capital Resources:

As of March 31, 2022, the Company’s assets totaled $1,700 which consisted of cash. Our total liabilities were $43,100. As of March 31, 2022, the Company had an accumulated deficit of $250,893 and working capital deficit $41,410.

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

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 and 2021 were $17,524 and $100 respectively. The increase amount was attributed to higher General and Administrative cost, shares issued for Professional Services, Accounts Payable and Accrued Expenses and Accrued Board of Directors Compensation..

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three month periods ended March 31, 2022 and 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities was $17,524 for three months ended March 31, 2022 from Capital Contributions from Directors, and was $100 for three months ended March 31, 2021 from the amount of Capital Contributions from the Company's directors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report for three months ending March 31, 2022 on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2022.

Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2022:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the three months ended March 31, 2022, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

We regularly review our system of internal control over financial reporting to ensure that we maintain an effective internal control environment. If deficiencies appear in our internal controls, management will make changes that address those deficiencies.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On January 01, 2022, the Board of Directors signed a five-year employment contract with Merle Ferguson as the Company's sole director and officer, which expires on December 31, 2026; compensation is $30,000 per year (See Exhibit 10.1).

On March 18, 2022, Management issued 100,000 restricted 144-shares of the Company's stock to Carolyn Merrill, CPA. The issuance was in lieu of cash payment for accounting services rendered totaling of $1000 (see Note 6).

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.  Description of Exhibit

Exhibit No.	Identification of Exhibit
10.1+	Employment Contract Merle Ferguson
31.1+	Certification of Merle Ferguson Chief' Executive Officer, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Merle Ferguson, Chief Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Merle Ferguson Chief Executive Officer, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Merle Ferguson, Chief Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101+	iXBRL Interactive Exhibits.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: May 05, 2022	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer / President / Chairman