Form 10-Q
period 2022-06-30
GOLD ROCK HOLDINGS, INC.
filed 2022-07-27
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 26, 2022 the registrant had outstanding 87,482,208 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
JUNE 30, 2022

Gold Rock Holdings, Inc.

CONDENSED BALANCE SHEETS - UNAUDITED
	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$ 1,700	$ 1,700

Total Current Assets	1,700	1,700

Total Assets	$ 1,700	$ 1,700

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$ 15,100	$ 9,285
Accrued Board of Director Compensation	31,000	1,000

Total Current Liabilities	46,100	10,285

Total Liabilities	46,100	10,285

Stockholders' Deficit
Common Stock - $0.001 Par; 850,000,000 Shares Authorized,
87,482,208 and 87,382,208 Issued and Outstanding, Respectively	87,482	87,382
Additional Paid-In-Capital	129,261	103,577
Accumulated Deficit	(261,143)	(199,544)

Total Stockholders' Deficit	(44,400)	(8,585)

Total Liabilities and Stockholders' Deficit	$ 1,700	$ 1,700

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$ -	$ -	$ -	$ -

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Director Compensation	-	-	30,000	30,000
Consulting	3,000	3,000	6,000	6,000
General and Administrative	7,249	24,604	25,599	24,904

Total Expenses	10,249	27,604	61,599	60,904

Net Loss for the Period	$ (10,249)	$ (27,604)	$ (61,599)	$ (60,904)

Weighted Average Number of Common Shares - Basic and Diluted	87,482,208	87,227,500	87,440,219	68,884,959

Net Loss for the Period Per Common Shares - Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Six Months Ended June 30,	2022	2021

Cash Flows from Operating Activities

Net Loss for the Period	$ (61,599)	$ (60,904)
Non-Cash Adjustments:
Common Shares Issued for Professional Services	1,000	-
Common Shares Issued for Consulting	-	3,000
Common Shares Issued for Consulting	-	29,000
Changes in Assets and Liabilities:
Prepaid Expenses	-	100
Accounts Payable and Accrued Expenses	5,815	6,954
Accrued Board of Directors Compensation	30,000	4,000

Net Cash Flows Used In Operating Activities	(24,784)	(17,850)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions from Directors	24,784	17,850

Net Cash Flows Provided by Financing Activities	24,784	17,850

Net Change in Cash	-	-

Cash - Beginning of Period	1,700	1,700

Cash - End of Period	$ 1,700	$ 1,700

Cash Paid During the Period for:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - April 1, 2021	87,227,500	$ 87,227	$ 54,173	$ (140,800)	$ 600

Capital Contributions - Director	-	-	17,750	-	17,750

Net Loss for the Period	-	-	-	(27,604)	(27,604)

Balance - June 30, 2021	87,227,500	$ 87,227	$ 71,923	$ (168,404)	$ (9,254)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three Months Ended June 30, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance - April 1, 2022	87,482,208	$ 87,482	$ 122,000	$ (250,893)	$ (41,411)

Capital Contributions - Director	-	-	7,260	-	7,260

Net Loss for the Period	-	-	-	(10,249)	(10,249)

Balance - June 30, 2022	87,482,208	$ 87,482	$ 129,261	$ (261,143)	$ (44,400)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Six Months Ended June 30, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,227,500	$ 47,227	$ (41,927)	$ (107,500)	$ (102,200)

Common Stock Issued for Accrued Expenses & Directors Fees	30,588,235	30,588	73,412	-	104,000

Common Stock Issued for Consulting and Director Compensation	9,411,765	9,41	22,588	-	32,000

Capital Contributions - Director	-	-	17,850	-	17,850

Net Loss for the Period	-	-	-	(60,904)	(60,904)

Balance - June 30, 2021	87,227,500	$ 87,227	$ 71,923	$ (168,404)	$ (9,254)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Six Months Ended June 30, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	87,382,208	$ 87,382	$ 103,577	$ (199,544)	$ (8,585)

Capital Contributions - Director	-	-	24,784	-	24,784

Common Stock Issued for Professional Services	100,000	100	900	-	1,000

Net Loss for the Period	-	-	-	(61,599)	(61,599)

Balance - June 30, 2022	87,482,208	$ 87,482	$ 129,261	$ (261,143)	$ (44,400)
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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet has been derived from the December 31, 2021 audited financial statements and the unaudited condensed financial statements as of June 30, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements, and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed financial statements presentation. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results of operations expected for the year ending December 31, 2022.

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

NOTE 4 – Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $44,400 and negative working capital of $44,400 at June 30, 2022, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended June 30, 2022, due to lack of revenues the officers of the Company paid for all expenses through additional paid in capital to the Company. This allowed the Company to continue as a going concern.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

During the six months ended June 30, 2022 and 2021, the sole board of director paid all expenses of the Company in the amount of $24,784 and $17,850, respectively.  The amount paid during the six months ended June 30, 2022 and 2021 was not to be reimbursed therefore, additional paid in capital was increased by $24,784 and $17,850, respectively for the periods then ended.

The Company has a consulting agreement with a majority shareholder. The agreement is for $1,000 monthly. Consulting expense for each of the three and six months ended June 30, 2022 and 2021 was $3,000 and $6,000, respectively and is included in accounts payable in the amount of $15,000 and $9,000 at June 30, 2022 and December 31, 2021, respectively.

The Company has a 5 year compensation agreement with its sole officer beginning January 1, 2022 and ending on December 31, 2026. Compensation is an annual fee of $30,000, due in the following month of January. Board of director compensation for each of the three and six months ended June 30, 2022 and 2021 was $-0- and $30,000, respectively and is included in accrued board of director compensation in the amount of $31,000 and $1,000 at June 30, 2022 and December 31, 2021, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value.  Preferred stock are blank check and have no conversion, dividend or voting rights. At June 30, 2022 and December 31, 2021 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At June 30, 2022 and December 31, 2021 there were 87,482,208 and 87,382,208 shares issued and outstanding, respectively.

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

During the six months ended June 30, 2022, the Company issued 100,000 shares to pay $1,000 of professional services that was included in the statement of operations at June 30, 2022.  The shares value was based on the market price of the Company’s common stock of on the measurement dates.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2022 and 2021 Statements

The Sales Revenue for the three months ended June 30, 2022 and for the three months ended June 30, 2022 were $-0- and $-0-, respectively. During the three months ended June 30, 2022 the Company had no underground fiber contracts, and for the same period ending June 30, 2021 the Company had no underground fiber contracts.

The Cost of Goods Sold for the three months ended June 30, 2022 was $-0- and the Cost of Goods Sold for the three months ended June 30, 2021 was $-0-.

Gross Margins for the three months ended June 30, 2022 was 0% , and during the same period in 2021 was 0%; no contracts for the laying of underground fiber and copper cables.

Gross Profit for the three months ended June 30, 2022 was $-0- and for the three months ended June 30, 2021 was $-0-.

Operating expenses for three months ended June 30, 2022, totaled $10,249 from Consulting Expense and General and Administrative Expenses, compared to $27,604 for the three months ended June 30, 2021. This decrease in June 30, 2022 compared to the same period ended June 30, 2021 was attributed to lower General and Administrative Expenses.

Six Months – June 30, 2022 and 2021 Statements

The Sales Revenue from the Company for the six months ended June 30, 2022 and for the six months ended June 30, 2021 were $-0- both periods; no underground laying of fiber contracts.

The Cost of Sales for the six months ended June 30, 2022 was $-0- and for the six months ended June 30, 2021 was $-0- respectively.

Gross Margins for the six months ended June 30, 2022 was 0%, and for six months ended June 30, 2021 was 0%; no contracts for the laying of underground fiber and copper cables.

Gross Profit for the six months ended June 30, 2022 was $-0- and for the six months ended June 30, 2021 was $-0-.

Operating expenses for six months ended June 30, 2022, totaled $61,599 from Board of Director Compensation, Consulting Expense and General and Administrative Expenses, compared to $60,904 for the six months ended June 30, 2022. This increase during the same six month period ended June 30, 2022 was attributed to higher expenses General and Administrative Expenses.

Net Loss:

Net loss for the three month ended June 30, 2022 and 2021 were $10,249 and $27,604 , respectively. Net loss for the six month ended June 30, 2020 and 2021 were $61,599 and $60,904, respectively.

Liquidity and Capital Resources:

As of June 30, 2022, the Company’s assets totaled $1,700, which consisted of cash. Our total liabilities were $46,100. As of June 30, 2022, the Company had an accumulated deficit of $261,143 and working capital deficit $44,400.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its CEO in Mr. Merle Ferguson's employment contract to advance funds as necessary in meeting the Company's operating requirements.

Gold Rock Holdings, Inc . does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 were $24,784 and $17,850 respectively. The increase in the amount of cash used during the six months ended June 30, 2022 was due to the increases in operating expenses when compared to the six months ended June 30, 2021.

Net cash used in investing activities was $-0- for both the six month periods ended June 30, 2022 and 2021.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $24,784 for six month ended June 30, 2022 from the Capital Contributions from Directors, and was $17,850 for six month ended June 30, 2021 from the amount of Capital Contributions from the Company's directors .

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2022.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the period ended June 30, 2022, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporeting period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

At this time, there are no materials pending legal proceedings to which the Company is a party or as to which any of its services and products are subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

None

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.  Description of Exhibit

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

101 Interactive Financial Data XBRL Extensions (iXBRL)+

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101+

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: July 27, 2022	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer / President / Chairman