Form 10-Q/A
period 2022-03-31
GOLD ROCK HOLDINGS, INC.
filed 2022-08-22
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1 to Form 10-Q)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE: Amendment is being filed to correct boxes wrongly marked on the main page of the FORM 10Q; Box "YES" is correct regarding all reports being filed in the last 12-months/90-days per above and Box "YES" is correct for iXBRL on the Company website per above.

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

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.  Description of Exhibit

Exhibit No.	Identification of Exhibit
10.1*	Employment Contract Merle Ferguson
31.1+	Amended Certification of Merle Ferguson Chief Executive Officer, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2+	Amended Certification of Merle Ferguson, Chief Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1+	Amended Certification of Merle Ferguson Chief Executive Officer, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2+	Amended Certification of Merle Ferguson, Chief Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101+	iXBRL Interactive Exhibits.
104+	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)+

+ filed herewith

* Previously Filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: August 22, 2022	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer / President / Chairman