Form 10-Q/A
period 2022-06-30
GOLD ROCK HOLDINGS, INC.
filed 2022-08-22
CIK 894501

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

EXPLANATORY NOTE: Amendment is being filed to correct boxes wrongly marked on the main page of the FORM 10Q; Box "YES" is correct regarding all reports being filed in the last 90-days per above and Box "YES" is correct for iXBRL on the Company website.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.  Description of Exhibit

31.1 Amended Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2 Amended Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1 Amended Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2 Amended Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

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