Form 10-Q
period 2022-09-30
GOLD ROCK HOLDINGS, INC.
filed 2022-11-07
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Registrant’s telephone number: (757) 306-6090

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 4, 2022 the registrant had outstanding 87,482,208 shares of common stock, par value $0.001 per share.

-i-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS

AT

SEPTEMBER 30, 2022

Gold Rock Holdings, Inc.

CONDENSED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2022	2021
ASSETS

Current Assets
Cash	$1,300	$1,700

Total Current Assets	1,300	1,700

Total Assets	$1,300	$1,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$18,158	$9,285
Accrued Board of Director Compensation	31,000	1,000

Total Current Liabilities	49,158	10,285

Total Liabilities	49,158	10,285

Stockholders’ Deficit
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 87,482,208 and 87,382,208 Issued and Outstanding, Respectively	87,482	87,382
Additional Paid-In-Capital	137,344	103,577
Accumulated Deficit	(272,684)	(199,544)

Total Stockholders’ Deficit	(47,858)	(8,585)

Total Liabilities and Stockholders’ Deficit	$1,300	$1,700

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Director Compensation	-	-	30,000	30,000
Consulting	3,500	3,000	9,500	9,000
General and Administrative	8,041	17,024	33,640	41,927

Total Expenses	11,541	20,024	73,140	80,927

Net Loss for the Period	$(11,541)	$(20,024)	$(73,140)	$(80,927)

Weighted Average Number of Common Shares - Basic and Diluted	87,482,208	87,290,368	87,454,369	75,087,284

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Nine Months Ended September 30,	2022	2021
Cash Flows from Operating Activities

Net Loss for the Period	$(73,140)	$(80,927)
Non-Cash Adjustments:
Common Shares Issued for Professional Services	1,000	3,100
Common Shares Issued for Consulting	-	3,000
Common Shares Issued for Consulting	-	29,000
Changes in Assets and Liabilities:
Prepaid Expenses	-	100
Accounts Payable and Accrued Expenses	8,873	6,100
Accrued Board of Directors Compensation	30,000	1,000

Net Cash Flows Used In Operating Activities	(33,267)	(38,627)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions from Directors	32,867	38,627

Net Cash Flows Provided by Financing Activities	32,867	38,627

Net Change in Cash	(400)	-

Cash - Beginning of Period	1,700	1,700

Cash - End of Period	$1,300	$1,700

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders’
For The Three Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Deficit
Balance - July 1, 2021	87,227,500	$87,227	$71,922	$(168,403)	$(9,254)

Common Stock Issued for Professional Services	133,047	133	2,967	-	3,100

Capital Contributions - Director	-	-	20,778	-	20,778

Net Loss for the Period	-	-	-	(20,024)	(20,024)

Balance - September 30, 2021	87,360,547	$87,360	$95,667	$(188,427)	$(5,400)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders’
For The Three Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Deficit
Balance - July 1, 2022	87,482,208	$87,482	$129,261	$(261,143)	$(44,400)

Capital Contributions - Director	-	-	8,083	-	8,083

Net Loss for the Period	-	-	-	(11,541)	(11,541)

Balance - September 30, 2022	87,482,208	$87,482	$137,344	$(272,684)	$(47,858)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders’
For The Nine Months Ended September 30, 2021	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	47,227,500	$47,227	$(41,927)	$(107,500)	$(102,200)

Common Stock Issued for Accrued Expenses & Directors Fees	30,588,235	30,588	73,412	-	104,000

Common Stock Issued for Consulting and Director Compensation	9,411,765	9,412	22,588	-	32,000

Common Stock Issued for Professional Services	133,047	133	2,967	-	3,100

Capital Contributions - Director	-	-	38,627	-	38,627

Net Loss for the Period	-	-	-	(80,927)	(80,927)

Balance - September 30, 2021	87,360,547	$87,360	$95,667	$(188,427)	$(5,400)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders’
For The Nine Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	87,382,208	$87,382	$103,577	$(199,544)	$(8,585)

Capital Contributions - Director	-	-	32,867	-	32,867

Common Stock Issued for Professional Services	100,000	100	900	-	1,000

Net Loss for the Period	-	-	-	(73,140)	(73,140)

Balance - September 30, 2022	87,482,208	$87,482	$137,344	$(272,684)	$(47,858)

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet has been derived from the December 31, 2021 audited financial statements and the unaudited condensed financial statements as of September 30, 2022 and 2021, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed financial statements presentation. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results of operations expected for the year ending December 31, 2022.

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

NOTE 4 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $272,684 and negative working capital of $47,858 at September 30, 2022, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended September 30, 2022, due to lack of revenues the officers of the Company paid for all expenses through additional paid in capital to the Company. This allowed the Company to continue as a going concern.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

During the nine months ended September 30, 2022 and 2021, the two board of directors paid all expenses of the Company in the amount of $32,867 and $38,627, respectively. The amount paid during the nine months ended September 30, 2022 and 2021 was not to be reimbursed therefore, additional paid in capital was increased by $32,867 and $38,627, respectively for the periods then ended.

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for each of the three and nine months ended September 30, 2022 and 2021 was $3,000 and $9,000, respectively and is included in accounts payable in the amount of $18,000 and $9,000 at September 30, 2022 and December 31, 2021, respectively.

The Company has a 5 year compensation agreement with its Board Chairman beginning January 1, 2022 and ending on December 31, 2026. Compensation is an annual fee of $30,000, due in the following month of January. Board of director compensation for each of the three and nine months ended September 30, 2022 and 2021 was $-0- and $30,000, respectively and is included in accrued board of director compensation in the amount of $31,000 and $1,000 at September 30, 2022 and December 31, 2021, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. At September 30, 2022 and December 31, 2021 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value. At September 30, 2022 and December 31, 2021 there were 87,482,208 and 87,382,208 shares issued and outstanding, respectively.

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

During the nine months ended September 30, 2022, the Company issued 100,000 shares to pay $1,000 of professional services that was included in the statement of operations at September 30, 2022. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

●	our future strategic plans

●	our future operating results;

●	our business prospects;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy;

●	our possible future financing; and

●	the adequacy of our cash resources and working capital.

●	the Covid-19 Pandemic.

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

At this time, the Company expects to receive 100% of its revenues from the sale of the Company’s “UGnet”construction management, engineering services and fiber network designs, as it pertains to underground fiber-optic high-speed broadband and cable infrastructures. Gold Rock services are offered through the “UGnet” service line, which stands for “Underground Networks.”

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

Officer Appointments and Resignations

On August 26, 2022 the Board of Directors (“the Board”) accepted the resignation from Mr. Merle Ferguson as the Company’s Chief Financial Officer and Secretary. Mr. Ferguson remains the Comany’s Chairman of the Board, Cheif Executive Officer and President of the Company.

On August 26, 2022, the Board of Directors (the “Board”) of Gold Rock Holdings, Inc. (the “Company”) appointed Mr. Richard Kaiser from Virginia Beach, VA as a Board of Director, Chief Financial Officer and Secretary for the Company.

Since December 1, 2016 to the present, Mr. Kaiser serves in the roles of CFO, corporate secretary and corporate governance officer for BioForce Nanosciences Holdings, Inc., a Nevada corporation, with its business headquarters in Virginia Beach, VA. From April 1, 2015 to the present, Mr. Kaiser has also served as a director, secretary and CFO of Bravo Multinational, Inc., a public company formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion, investor relations and venture capital firm located in Virginia Beach, Virginia. From April 1, 2015 to the present. In 1993, Mr. Kaiser received a Bachelor of Arts Degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College). The Board reviewed Mr. Kaiser’s background and considered him qualified for his positions due to his educational background and his experience with SEC filings and his vast knowledge of the operations at public companies.

The Company did not enter or amend any agreements with Richard Kaiser, and no compensatory grants or awards were made to Richard Kaiser in connection with his appointment as Director, Chief Financial Officer, and Secretary. There are no family relationships between Mr. Kaiser and any of the Company’s other directors or executive officers.

The Company has a consulting agreement with Mr. Kaiser’s Company, YES INTERNATIONAL, LLC, for general consulting services and to provide executive office space for Gold Rock Holdings, Inc. The agreement is on a month-to-month bases for $1,000 per month with a 30-day advance notice to discontinue services.

Transfer Agent

Our transfer agent is Transfer Online, Inc. whose address is 512 SE Salmon Street, Portland, Oregon 97214, and telephone number (503) 227-2950.

Company Contact Information

Our principal executive and subsidiary offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.bioforceeclipse.com, shall not constitute part of this report.

Current Directors

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Merle Ferguson	Director/ CEO/ President
Richard Kaiser	Director/CFO/Secretary

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2022 and 2021 Statements

The Sales Revenue for the three months ended September 30, 2022 and for the three months ended September 30, 2022 were $-0- and $-0-, respectively. During the three months ended September 30, 2022 the Company had no underground fiber contracts, and for the same period ending September 30, 2021 the Company had no underground fiber contracts.

The Cost of Goods Sold for the three months ended September 30, 2022 was $-0- and the Cost of Goods Sold for the three months ended September 30, 2021 was $-0-.

Gross Margins for the three months ended September 30, 2022 was 0%, and during the same period in 2021 was 0%; no contracts for the laying of underground fiber and copper cables.

Gross Profit for the three months ended September 30, 2022 was $-0- and for the three months ended September 30, 2021 was $-0-.

Operating expenses for three months ended September 30, 2022, totaled $11,541 from Consulting Expense and General and Administrative Expenses, compared to $20,024 for the three months ended September 30, 2021. This decrease in September 30, 2022 compared to the same period ended September 30, 2021 was attributed to lower Consulting Expense and General and Administrative Expenses.

Nine Months – September 30, 2022 and 2021 Statements

The Sales Revenue from the Company for the nine months ended September 30, 2022 and for the nine months ended September 30, 2021 were $-0- both periods; no underground laying of fiber contracts.

The Cost of Sales for the nine months ended September 30, 2022 was $-0- and for the nine months ended September 30, 2021 was $-0- respectively.

Gross Margins for the nine months ended September 30, 2022 was 0%, and for nine months ended September 30, 2021 was 0%; no contracts for the laying of underground fiber and copper cables.

Gross Profit for the nine months ended September 30, 2022 was $-0- and for the nine months ended September 30, 2021 was $-0-.

Operating expenses for nine months ended September 30, 2022, totaled $73,140 from Board of Director Compensation, Consulting Expense and General and Administrative Expenses, compared to $890,927 for the nine months ended September 30, 2022. This decrease during the same nine month period ended September 30, 2021 was attributed to lower General and Administrative Expenses.

Net Loss:

Net loss for the three month ended September 30, 2022 and 2021 were $11,541 and $20,024, respectively. Net loss for the nine month ended September 30, 2022 and 2021 were $73,140 and $80,927, respectively.

Liquidity and Capital Resources:

As of September 30, 2022, the Company’s assets totaled $1,300, which consisted of cash. Our total liabilities were $49,158. As of September 30, 2022, the Company had an accumulated deficit of $272,684 and working capital deficit $47,858.

As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenues to pay our operating expenses at this time. Unless the company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan (See Note 4 in Financial Statements). For the next 12 months the Company has a written commitment from its CEO in Mr. Merle Ferguson’s employment contract to advance funds as necessary in meeting the Company’s operating requirements.

Gold Rock Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 were $33,267 and $28,627, respectively. The decrease in the amount of cash used during the nine months ended September 30, 2022 was due to the decreases in operating expenses when compared to the nine months ended September 30, 2021.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the nine month periods ended September 30, 2022 and 2021.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $32,867 for nine month ended September 30, 2022 from the Capital Contributions from Directors, and was $38,627 for nine month ended September 30, 2021 from the amount of Capital Contributions from the Company’s directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2022.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2022:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended September 30, 2022, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

We regularly review our system of internal control over financial reporting to ensure that we maintain an effective internal control environment. If deficiencies appear in our internal controls, management will make changes that address those deficiencies.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporeting period ended September 30, 2022that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GOLD ROCK HOLDINGS, INC.

Dated: November 7, 2022	By:	/s/ Merle Ferguson
Merle Ferguson Chief Executive Officer / President / Chairman

Dated: November 7, 2022	By:	/s/ Richard Kaiser
Richard Kaiser Chief Financial Officer/ Secretary / Director