Form 10-K
period 2022-12-31
GOLD ROCK HOLDINGS, INC.
filed 2023-03-15
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging Growth	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the 30,345,119 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.038 per share of the registrant’s common stock (as reported on the OTCPINK operated by “The OTC Markets Group, Inc.”) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2022) was approximately $1,153,114.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At March 14, 2023 the registrant had outstanding 87,482,208 shares of common stock, par value $0.001 per share.

-i-

Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market condition, the volatile and intensely competitive environment in the business sectors in which we operate, rapid technological change, and our dependence on key and scarce employees in a competitive market for skilled personnel. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, as well as those discussed in the section “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

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

Item1B. Unresolved Staff Comments.

None.

ITEM 2. Properties.

The Company’s administrative functions take place in the office space of Yes International, which is owned and operated by Richard Kaiser, Gold Rock Holdings, Inc. CFO, Secretary and Director. As a result, the Company neither rents nor owns any properties. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. Legal Proceedings.

At this time, there are no material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. Mine Safety Disclosure- (Removed and Reserved).

Not applicable to this Company.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCMARKETS since April 15, 2009, under the symbol “GRHI”

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2022 and 2021. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

2021 Quarter Ended:
March 31, 2021	$0.15	$0.03
June 30, 2021	$0.025	$0.025
September 30, 2021	$0.057	$0.057
December 31, 2021	$0.0325	$0.0325

	High	Low
2022 Quarter Ended:
March 31, 2022	$0.025	$0.025
June 30, 2022	$0.038	$0.038
September 30, 2022	$0.014	$0.014
December 31, 2022	$0.0068	$0.0068

As of December 31, 2022, we were authorized to issue 850,000,000 shares, $0.001 par value, of our common stock, of which 87,482,208 shares were outstanding. Our shares of common stock are held by approximately 164 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

ITEM 6. Selected Financial Data.

Not applicable.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

The following discussion reflects the results of our operations. This discussion should be read in conjunction with the financial statements which are attached to this report. This discussion contains forward-looking statements, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Special Note Regarding Forward-Looking Statements.”

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “GRHI” or “Gold Rock “ all refer to Gold Rock Holdings, Inc. as of the date of this report.

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

Management is currently aware of the global and domestic issues arising from the Covid-19 pandemic and the possible direct and indirect effects on the Company’s operations which could have a material adverse effect on the Company’s current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors, which includes the possibility of Covid-19 effects on operational status, could have a negative impact on the Company’s prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment. The adverse events may also adversely impact our ability to raise capital or to continue as a going concern. We continue to monitor the recent outbreak of the coronavirus on our operations. The global economic slowdown and the other risks and uncertainties associated with the pandemic could have a material adverse effect on our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects the Company’s business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties which the Company faces.

Going Concern

On December 31, 2022, we had total assets of $1,284 and total liabilities of $403,175. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2022, Gold Rock Holdings, Inc. had an accumulated deficit of $633,726, which included a net loss of $434,182. Also, during the year ended December 31 2022, we used net cash of $40,292 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of an offering of our debt or equity securities. Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for BioForce to continue as a going concern. ;While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.

Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021.

Revenues for the Company’s year ended December 31, 2022 and December 31, 2021 totaled $-0- from the sales of the Company’s “UGnet”construction management, engineering services and fiber network design.

Cost of Goods Sold for the year ended December 31, 2022 and December 31, 2021 totaled $-0-.

Gross margins for year ended December 2022 and 2021 was $-0- due to no sales of the Company’s “UGnet”construction management, engineering services and fiber network design.

Gross profit for the year ended December 31, 2022 and 2021 was $-0- due to -0- sales..

General and Administrative expenses for the year ended December 31, 2022 totaled $41,682 compared to $50,044 for December 31, 2021, primarily due to decreases in professional service fees.

Net Loss

Net loss for the years ended December 31, 2022 and 2021 were $434,182 and $92,044, respectively. The increase in loss was due to increases in consluting fees.

Liquidity and Capital Resources:

As of December 31, 2022, our assets totaled $1,284 in Cash. The Company’s total liabilities were $403,175, which consisted of accounts payable and accrued expenses and accrued board of directors compensation. As of December 31, 2022, the Company had an accumulated deficit of $633,726 and working capital deficit of $402,891

The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO to advance funds as necessary to meeting our operating requirement.

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2022, and 2021.

Cash from Financing Activities

Net cash provided by financing activities was $39,876 for year ended December 31, 2022, and was $45,959 for year ended December 31, 2021.

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

● During the year ended December 31, 2022, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) released an updated version of its Internal Control - Integrated Framework (“2013 Framework”), Initially issued in 1992, the original framework (“1992 Framework”) provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result of the transition to the 2013 Framework.

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

NAME	AGE	POSITION
Merle Ferguson	75	CEO/President/Chairman
Richard Kaiser	58	CFO/Secreatary/Director

BIOGRAPHY

Mr. Ferguson became Chairman of the Board of the Company in January 2000, and since January 2014 he has been the sole officer / director of the Company. Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970. From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah. Predictive Technology Group, Inc. is a biotech company involved in the manufacturing and marketing of products making stem cells and genetic therapeutics. Predictive Technology Group, Inc.’s stock trades on the OTC Markets-Pink. From January 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia. Element Global provides mining, media and energy services. The stock of Element Global trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. Mr. Ferguson became Chairman of the Board of the BioForce Nanosciences Holdings, Inc. on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the BioForce Nanosciences Holdings, Inc., a company which sells vitamin supplements and which is located in Virginia Beach, Virginia. He resigned as CEO and President of Bioforce in November 2021, but remains BFNH’s Chairman. BFNH is a fully reporting entity with its stock trading on the OTC MARKET - Pink under the symbol BFNH. Since November 2018, Mr. Ferguson served as President, Chairman and CEO of Bravo Multinational, Inc., located in Virginia Beach, Virginia, which operates gaming machines in the casino industry. Bravo Multinational, Inc. is a stock that is traded under symbol BRVO on OTC Markets. As of November 2018, Mr. Ferguson has also served as a Chairman and CEO of Bravo Multinational, Inc., a public company formed under the laws of Wyoming, with its headquarters located in Virginia Beach, VA. The Board reviewed Mr.Ferguson’s background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

Richard Kaiser in August 2022 beacame a Director, CFO, Corporate Secretary and Corporate Governance Officer of Gold Rock Holdings, Inc.. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. From July 1, 2013 to the present, Mr. Kaiser has also served as a Director, Secretary and CFO of BioForce NanoSciences Holdings, a public company formed under the laws of Nevada with its headquarters located in Virginia Beach, Virginia. BioForce NanoSciences Holdings, Inc. is in the business private labeling vitamins and nutritional supplements. BioForce NanoSciences Holdings, Inc. trades under the symbol BFNH on the OTC Markets. From April 1, 2015 to the present, Mr. Kaiser has also served as a Director, Secretary, and CFO of Bravo Multinational, Inc., a public company under symbol BRVO on OTC Markets. Bravo Multinational Incoporated is formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA. Bravo is in the business of buying and selling casino gaming equipment. In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College). The Board reviewed Mr. Kaiser’s background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert, because it has inadequate financial resources at this time to hire such an expert. The Company anticipates that a qualified financial expert will be obtained when the Company’s financial position improves.

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (1)(2)
Merle Ferguson President, CEO & Chairman	2021 2022	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0-(2) $-0-(2)
Richard Kaiser CFO, Secretary & Director (3)	2021 2022	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-(3)

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.
(2)	Mr. Ferguson is owed $30,000 per terms of his contract for service rendered in 2021 and his owed $30,000 for sevice rendered in 2022. Mr. Ferguson is to receive $350,000 in restrictred shares for repayment on working capital and service expenses paid on behalf of the Company from 1998 to present; compensation has yet to be paid
(3)	Mr. Kaiser became an Officer/Director in August 2022; no contract was established at that time for compensation. No officer/director compensation earned in 2022.

Employment Agreements

The Company has an employment contract with Mr. Ferguson for the period from January 01, 2017 until December 31, 2022 (See Exhibit 10.1). There are no other compensation plans or arrangements which the Company has entered. Subsequently, On January 1, 2023, the Company entered into a five-year employment contract with Mr. Ferguson starting January 01, 2023 until December 31, 2028, annual pay at $95,000 (See Exhibit 10.3).

The Company had no employment agreeement with Mr. Kaiser through December 31, 2022. Prior to becoming an officer/director Mr. Kaiser had a consulting agreement with the Company. The agreement which is still active is with his Company YES International (See Exhibit 10.2). Subsequently, the Company entered into an employment contract with Mr. Kaiser for his rolls as CFO/Secretary/ Director for a three (3) year period from January 01, 2023 until December 31, 2026, annual pay at $75,000 (See Exhibit 10.4).

Stock Options

The Company had no stock options outstanding at December 31, 2022.

Board of Directors Compensation

Mr.Ferguson, CEO/President/Chairman is owed $30,000, yet to be paid, for his services as an Office/Director of the Company for the year ended December 31, 2022 and is owed $30,000 for his services for the year ended December 31, 2021.

Mr. Kaiser, CFO/Secretary/Director became an Officer/Director in August 2022; no contract was established until January 1, 2023 for his services. No officer/director compensation earned in 2022, and he was not and officer/director in 2021.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2022, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)
Merle Ferguson(2) 1750 Barbara Lane Encinitas, CA 92024	46,407,241	53.05%

Richard Kaiser(3) 3491 Virginia Beach Blvd. Virginia Beach, VA 23452	5,003,710	5.72%

Susan Donohue(4) 1193 N. Broken Hill Drive Green Valley, AZ 85614	5,726,138	6.55%

All Officers and Directors as a Group (2 person)	51,410,951	58.77%

(1)	Applicable percentage ownership is based on 87,482,208 shares outstanding as of February 11, 2023. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of the date of this filing

(2)	Mr. Ferguson owns directly 35,000,000 shares of common shares; he owns indirectly 3,750,000 common shares in his Ministry of Youth entity whole controlled by Mr. Ferguson; he owns indirectly 3,256,805 common shares in CS&S a company controlled by Mr. Ferguson; he owns indirectly 3,000,926 common shares in Trade Exchange International, Inc., a company controlled by Mr. Ferguson; he owns indirectly 500,000 shares in Vegas Fight Club, Inc., a company controlled by Mr. Ferguson; he owns indirectly 500,010 common shares in Legacy Land, Inc, a company controlled by Mr. Ferguson; he owns indirectly 400,426 commons shares in SCS Enterprises, Inc. a company jointly owned with his x-wife.

(3)	Mr. Kaiser owns directly 5,002,501 shares of common stock and he owns 1,209 shares beneficially through his Company, Yes International, LLC. Mr. Kaiser became a officer/director in August 2022.

(4)	Ms. Donohue owns her shares beneficially through her wholly owned company, TJJR Enterprises, Inc.

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

2022 Unregistered Securities

In December 2021, the Company issued 100,000 shares to pay $1,000 to Carolyn Merrill, CPA for professional accounting services. The shares value was based on the market price of the Company’s common stock of $0.01on the measurement date.

All securities issuances described above are deemed “restricted securities” within the meaning of that term as defined in Rule 144 of the Securities Act and have been issued pursuant to the “private placement” exemption under Section 4(2) of the Securities Act. Such transactions did not involve a public offering of securities. All purchasers in the private placement had access to information on the Company necessary to make an informed investment decision. The Company has been informed that all purchasers were able to bear the economic risk on investment in the Company and the new shareholders are aware that the securities were not registered under the Securities Act, and cannot be re-offered or re-sold unless they are registered or are qualified for sale pursuant to an exemption from registration. The transfer agent and registrar of the Company will be instructed to mark “stop transfer” on its ledger regarding these shares.

REPORTS TO SECURITY HOLDERS

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.

Mr. Merle Ferguson, Chairman, CEO and President of the Company paid $37,965 in 2022 and he paid $45,959 in 2021 for Company expenses. On December 31, 2022, the Board of Directors provided a new five-year contract to Mr. Ferguson starting January 1, 2023 unitl December 31, 2028 with annual pay at $95,000 (See Exhibit 10.3). Further, on December 31, 2022, the Board of Directors agreed to pay Mr. Ferguson $350,000 in Rule 144 restricted shares for repayments from 1998 to present for working capital and other service expenses paid on behalf of the Company.

On August 26, 2022, Mr. Richard Kaiser was appointed by The Company’s Board of Directors as the CFO, Secretary and Director. On December 31, 2022, the Board of Directors approved a three-year employment contract from January 01, 2023 until December 31, 2026. Mr. Kaiser is to receive $75,000 per year during the term of the contrac (See Exhibit 10.4).

Mr. Richard Kaiser, CFO, Secretary and Director is the owner of YES International which has a consulting agreement with Gold Rock Holdings, Inc. YES International is to receive $1000 per month for its services. As of December 31, 2022 the Company owes YES International $20,000 (See Exhibit 10.2).

Except as otherwise indicated above, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for audit and review services for financial statements for the year ended December 31, 2022 was $32,700 and for the year ended December 31, 2021was $25,280.

Tax Fees

There were no aggregate fees billed by BF Borges CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2022 and 2021.

All Other Fees

There were no other fees billed by BF Borges CPA PC for professional service rendered for the fiscal years ended December 31, 2022 and 2021, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

ITEM 15. Financial Statements and Exhibits.

Index to Financial Statements F-1- F-9

(b) Index to Exhibits.

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation*

3.2	Bylaws*

10.1	Employment Agreement – Merle Ferguson (Old Contract)*

10.2	Consulting Agreement– Richard Kaiser (Yes International)*

10.3	Employment Agreement – Merle Ferguson (New Contract)+

10.4	Employment Agreement – Richard Kaiser+

101	Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)+

*	Previously filed

+	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Date: March 15, 2023

By/s/ Merle Ferguson

Merle Ferguson, Chief Executive Officer, President, and Chairman

By/s/Richard Kaiser

Richar Kaiser, Chief Financial Officer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Merle Ferguson Merle Ferguson	Chairman, Chief Executive Officer, and President	March 15, 2023

/s/ Richard Kaiser Richard Kaiser	Chief Financial Officer, Secretary and Director	March 15, 2023

FINANCIAL INFORMATION

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
DECEMBER 31, 2022

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of Gold Rock Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gold Rock Holdings, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 13, 2023

Gold Rock Holdings, Inc.

CONDENSED BALANCE SHEETS
December 31,	2022	2021
ASSETS
Current Assets
Cash	$1,284	$1,700

Total Current Assets	1,284	1,700

Total Assets	$1,284	$1,700

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$372,175	$9,285
Accrued Board of Director Compensation	31,000	1,000

Total Current Liabilities	403,175	10,285

Total Liabilities	403,175	10,285

Stockholders’ Deficit
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 87,482,208 and 87,382,208 Issued and Outstanding, Respectively	87,482	87,382
Additional Paid-In-Capital	144,353	103,577
Accumulated Deficit	(633,726)	(199,544)

Total Stockholders’ Deficit	(401,891)	(8,585)

Total Liabilities and Stockholders’ Deficit	$1,284	$1,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31,	2022	2021

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Director Compensation	30,000	30,000
Consulting	362,500	12,000
General and Administrative	41,682	50,044

Total Expenses	434,182	92,044

Net Loss	$(434,182)	$(92,044)

Weighted Average Number of Common Shares -Basic and Diluted	87,461,386	78,181,056

Net Loss Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2022	2021
Cash Flows from Operating Activities

Net Loss	$(434,182)	$(92,044)
Non-Cash Adjustments:
Common Shares Issued for Professional Services	1,000	3,700
Common Shares Issued for Consulting	-	3,000
Common Shares Issued for Consulting	-	29,000
Changes in Assets and Liabilities:
Prepaid Expenses	-	100
Accounts Payable and Accrued Expenses	362,890	9,285
Accrued Board of Directors Compensation	30,000	1,000

Net Cash Flows Used In Operating Activities	(40,292)	(45,959)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions from Directors	39,876	45,959

Net Cash Flows Provided by Financing Activities	39,876	45,959

Net Change in Cash	(416)	-

Cash - Beginning of Year	1,700	1,700

Cash - End of Year	$1,284	$1,700

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders’
For The Year Ended December 31, 2021	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2021	47,227,500	$47,227	$(41,927)	$(107,500)	$(102,200)

Common Stock Issued for Accrued Expenses & Directors Fees	30,588,235	30,588	73,412	-	104,000

Common Stock Issued for Consulting and Director Compensation	9,411,765	9,412	22,588	-	32,000

Common Stock Issued for Professional Services	154,708	155	3,545	-	3,700

Capital Contributions - Director	-	-	45,959	-	45,959

Net Loss	-	-	-	(92,044)	(92,044)

Balance - December 31, 2021	87,382,208	$87,382	$103,577	$(199,544)	$(8,585)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders’
For The Year Ended December 31, 2022	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2022	87,382,208	$87,382	$103,577	$(199,544)	$(8,585)

Capital Contributions - Director	-	-	39,876	-	39,876

Common Stock Issued for Professional Services	100,000	100	900	-	1,000

Net Loss	-	-	-	(434,182)	(434,182)

Balance - December 31, 2022	87,482,208	$87,482	$144,353	$(633,726)	$(401,891)

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

NOTE 4 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $633,726 and negative working capital of $401,891 at December 31, 2022, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the year ended December 31, 2022, due to lack of revenues the officers of the Company paid for all expenses through additional paid in capital to the Company. This allowed the Company to continue as a going concern.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

During the years ended December 31, 2022 and 2021, the two board of directors paid all expenses of the Company in the amount of $39,876 and $45,959, respectively. The amount paid during the year ended December 31, 2022 and 2021 was not to be reimbursed therefore, additional paid in capital was increased by $39,876 and $45,959, respectively for the years then ended.

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for each of the years ended December 31, 2022 and 2021 was $12,000 and is included in accounts payable in the amount of $21,000 and $9,000 at December 31, 2022 and December 31, 2021, respectively.

On December 31, 2022 the Board of Directors agreed to pay a majority shareholder/board of director for providing working capital and other services to the Company from 1998 to present. The agreement is for $350,000 and is included in consulting expense for each of the year ended December 31, 2022 and is included in accounts payable in the amount of $350,000 at December 31, 2022.

The Company had a 5 year compensation agreement with its Board Chairman beginning January 1, 2022 and ending on December 31, 2026. Compensation is an annual fee of $30,000, due in the following month of January. Board of director compensation for each of the years ended December 31, 2022 and 2021 was $30,000 and is included in accrued board of director compensation in the amount of $31,000 and $1,000 at December 31, 2022 and December 31, 2021, respectively. On December 31, 2022 this contract was terminated. A new compensation agreement was signed beginning January 1, 2023 and ending on December 31, 2028.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. At December 31, 2022 and 2021 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value. At December 31, 2022 and December 31, 2021 there were 87,482,208 and 87,382,208 shares issued and outstanding, respectively.

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

During the year ended December 31, 2022, the Company issued 100,000 shares to pay $1,000 of professional services that was included in the statement of operations at December 31, 2022. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

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