Form 10-K/A
period 2022-12-31
GOLD ROCK HOLDINGS, INC.
filed 2023-03-15
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1 to Form 10-K)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Explanatory Note: Form 10K/A is being filed to fix a typo on the front page of the report which mistakenly named the file as a Quarterly Report. Annual Report verbage was added to correct the error. Also, Sarbanes-Oxley Amended Certifications Exhibits 31 and 32 added to the Exhibit list.

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