Form 10-Q
period 2023-03-31
GOLD ROCK HOLDINGS, INC.
filed 2023-05-09
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 08, 2023 the registrant had outstanding 231,053,636 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
MARCH 31, 2023

Gold Rock Holdings, Inc.

CONDENSED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$1,236	$1,284
Prepaid Expenses	5,725	-

Total Current Assets	6,961	1,284

Total Assets	$6,961	$1,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$2,210	$372,175
Accrued Board of Director Compensation	-	31,000

Total Current Liabilities	2,210	403,175

Total Liabilities	2,210	403,175

Stockholders’ Equity (Deficit)
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 231,053,636 and 87,482,208 Issued and Outstanding, Respectively	231,053	87,482
Additional Paid-In-Capital	603,782	144,353
Accumulated Deficit	(830,084)	(633,726)

Total Stockholders’ Equity (Deficit)	4,751	(401,891)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,961	$1,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended March 31,	2023	2022

Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Director Compensation	170,000	30,000
Consulting	3,000	3,000
General and Administrative	23,358	18,349

Total Expenses	196,358	51,349

Net Loss for the Period	$(196,358)	$(51,349)

Weighted Average Number of Common Shares - Basic and Diluted	93,863,160	87,397,764

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Three Months Ended March 31,	2023	2022

Cash Flows from Operating Activities

Net Loss for the Period	$(196,358)	$(51,349)
Non-Cash Adjustments:
Common Shares Issued for Professional Services	-	1,000
Common Stock Issued for Board of Director & Consulting Services	172,000	-
Common Stock Issued to Prepay Director for Payment of Operating Expenses	29,000	-
Changes in Assets and Liabilities:
Prepaid Expenses	(5,725)	-
Accounts Payable and Accrued Expenses	1,035	2,825
Accrued Board of Directors Compensation	-	30,000

Net Cash Flows Used In Operating Activities	(48)	(17,524)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions from Directors	-	17,524

Net Cash Flows Provided by Financing Activities	-	17,524

Net Change in Cash	(48)	-

Cash - Beginning of Period	1,284	1,700

Cash - End of Period	$1,236	$1,700

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 UNAUDITED

	Common Stock		Additional		Total
For The Three Months Ended	$0.001 Par		Paid-In	Accumulated	Stockholders’
March 31, 2022	Shares	Amount	Capital	Deficit	Equity ( Deficit)

Balance - January 1, 2022	87,382,208	$87,382	$103,577	$(199,544)	$(8,585)

Capital Contributions - Director	-	-	17,524	-	17,524

Common Stock Issued for Professional Services	100,000	100	900	-	1,000

Net Loss for the Period	-	-	-	(51,349)	(51,349)

Balance - March 31, 2022	87,482,208	$87,482	$122,001	$(250,893)	$(41,410)

	Common Stock		Additional		Total
For The Three Months Ended	$0.001 Par		Paid-In	Accumulated	Stockholders’
March 31, 2023	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2023	87,482,208	$87,482	$144,353	$(633,726)	$(401,891)

Common Stock Issued for Accounts Payable and Accrued Expenses	95,714,286	95,714	306,286	-	402,000

Common Stock Issued to Prepay Director for Payment of Operating Expenses	6,904,761	6,905	22,095	-	29,000

Common Stock Issued for Board of Director & Consulting Services	40,952,381	40,952	131,048	-	172,000

Net Loss for the Period	-	-	-	(196,358)	(196,358)

Balance - March 31, 2023	231,053,636	$231,053	$603,782	$(830,084)	$4,751

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet has been derived from the December 31, 2022 audited financial statements and the unaudited condensed financial statements as of March 31, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed financial statements presentation. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results of operations expected for the year ending December 31, 2023.

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

NOTE 4 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $830,084 and negative working capital of $4,751 at March 31, 2023, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three months ended March 31, 2023, due to lack of revenues the officers of the Company paid for all expenses through additional paid in capital to the Company. This allowed the Company to continue as a going concern.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

During the three months ended March 31, 2023 and 2022, the two board of directors paid all expenses of the Company in the amount of $23,275 and $17,524, respectively. The Company advanced to the director who pays the operating expenses 6,904,761 shares of common stock valued $29,000 based upon the closing price of $0.0042 at date of issuance to reimburse and prepay the director of his out of pocket costs paid on behalf of the Company. The amount paid during the three months ended March 31, 2022 was not to be reimbursed therefore, additional paid in capital was increased by $17,524.

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for each of the three months ended March 31, 2023 and 2022 was $3,000 and is included in accounts payable in the amount of $1,000 and $21,000 at March 31, 2023 and December 31, 2022, respectively.

On December 31, 2022, the Board of Directors agreed to pay a majority shareholder/board of director for providing working capital and other services to the Company from 1998 to present. The agreement is for $350,000 and is included in consulting expense for each of the year ended December 31, 2022 and is included in accounts payable in the amount of $350,000 at March 31, 2023 and December 31, 2022.

The Company had a 5 year compensation agreement with its Board Chairman beginning January 1, 2022 and ending on December 31, 2026. Compensation was an annual fee of $30,000, due in the following month of January. Board of director compensation for the three months ended March 31, 2022, was $30,000 and is included in accrued board of director compensation in the amount of $31,000 at December 31, 2022. On December 31, 2022 this contract was terminated. A new compensation agreement was signed beginning January 1, 2023 and ending on December 31, 2028 in the amount of $95,000 annually, payable in common stock. Board of director compensation for the three months ended March 31, 2023, was $95,000 and was paid in common stock on March 23, 2023. (See Note 6).

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. At March 31, 2023 and December 31, 2022 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value. At March 31, 2023 and December 31, 2022 there were 231,053,636 and 87,482,208 shares issued and outstanding, respectively.

During the three months ended March 31, 2023, the Company issued 40,952,381 shares to pay $172,000 of board of directors and consulting services that was included in the statement of operations at March 31, 2023. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

During the three months ended March 31, 2023, the Company issued 6,904,761 shares to pay $29,000 to a director who pays all the operating expenses of the Company. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

During the three months ended March 31, 2023, the Company issued 95,714,286 shares to pay $402,000 for accounts payable and accrued expenses that were on the balance sheet at December 31, 2022. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

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

Compensation Agreements

The Company entered into a new employment contract with Mr. Ferguson for his rolls as Chairman/CEO/President for a three (5) year period from January 01, 2023 until December 31, 2028, annual pay at $95,000.

The Company entered into an employment contract with Mr. Kaiser for his rolls as CFO/Secretary/Director for a three (3) year period from January 01, 2023 until December 31, 2026, annual pay at $75,000.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2023 and 2022 Statements

The Sales Revenue for the three months ended March 31, 2023 and 2022 were $-0-.

The Cost of Goods Sold for the three months ended March 31, 2023 and 2022 was $-0-.

Gross Margins for the three months ended March 31, 2023 and 2022 was 0%.

Gross Profit for the three months ended March 31, 2023 and 2022 was $-0-.

Operating expenses for three months ended March 31, 2023, totaled $196,358 from Board of Directors Compensation, Consulting Expense and General and Administrative Expenses, compared to $51,349 for the three months ended March 31, 2022. The increase in March 31, 2023 compared to the same period ended March 31, 2022 was attributed to increase in Board of Directors Compensation Expenses.

Net Loss:

Net loss for the three months ended March 31, 2023 and 2022 were $196,358 and $51,349, respectively.

Liquidity and Capital Resources:

As of March 31, 2023, the Company’s assets totaled $6,961 which consisted of Cash and Pre-paid Expenses. Our total liabilities were $2,210. As of March 31, 2023, the Company had an accumulated deficit of $830,084 and working capital of a $4,751.

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

Cash (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 were $48 and $17,524, respectively. The decrease in the amount of cash used during the three months ended March 31, 2023 was because more expensives paid with stock and less expenses paid in cash.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three months ended March 31, 2023 and 2022

Cash Provided by Financing Activities

Net cash provided by financing activities was $-0- for three months ended March 31, 2023, and was $17,524 for three month ended March 31, 2022 from the amount of Capital Contributions from the Company’s directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2023.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2023:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2023, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 23, 2023, Gold Rock Holdings, Inc. (the “Company” or the “Registrant”) the Registrant issued a total of 194,983,305 144-shares pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. 120,238,095 144-shares were issued to Merle Ferguson for out of pocket expensed to date and for past and current employment contract agreements. 23,333,333 144-shares were issued to Richard Kaiser for his current employment contract agreement and for amounts owed to his Company, Yes International, LLC. to date. The issuance was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuances. The common shares issued are thinly traded and because they are restricted from sale under Rule 144, it is very likely that the actual cash value of those shares is greatly less than the aforementioned and imputed accounting value.

After the issuance the Company’s outstanding shares is at 231,053,636.

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

GOLD ROCK HOLDINGS, INC.

Dated: May 09, 2023	By: /s/ Merle Ferguson Merle Ferguson Chief Executive Officer / President / Chairman

Dated: May 09, 2023	By: /s/ Richard Kaiser Richard Kaiser Chief Finacial Officer/ Secretary / Director