Form 10-Q
period 2023-09-30
GOLD ROCK HOLDINGS, INC.
filed 2023-11-06
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 3, 2023 the registrant had outstanding 231,053,636 shares of common stock, par value $0.001 per share.

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2023

Gold Rock Holdings, Inc.

CONDENSED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$156	$1,284

Total Current Assets	156	1,284

Total Assets	$156	$1,284

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$7,350	$372,175
Accrued Board of Director Compensation	-	31,000

Total Current Liabilities	7,350	403,175

Total Liabilities	7,350	403,175

Stockholders’ Deficit
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 231,053,636 and 87,482,208 Issued and Outstanding, Respectively	231,053	87,482
Additional Paid-In-Capital	612,689	144,353
Accumulated Deficit	(850,936)	(633,726)

Total Stockholders’ Deficit	(7,194)	(401,891)

Total Liabilities and Stockholders’ Deficit	$156	$1,284

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

Operating Expenses
Board of Director Compensation	-	-	170,000	30,000
Consulting	3,000	3,500	9,000	9,500
General and Administrative	7,554	8,041	38,210	33,640

Total Expenses	10,554	11,541	217,210	73,140

Net Loss for the Period	$(10,554)	$(11,541)	$(217,210)	$(73,140)

Weighted Average Number of Common Shares - Basic and Diluted	231,053,636	87,482,208	185,826,007	87,454,369

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

Nine Months Ended September 30,	2023	2022

Cash Flows from Operating Activities

Net Loss for the Period	$(217,210)	$(73,140)
Non-Cash Adjustments:
Common Shares Issued for Professional Services	-	1,000
Common Stock Issued for Board of Director & Consulting Services	172,000	-
Common Stock Issued to Prepay Director for Payment of Operating Expenses	29,000	-
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	6,175	8,873
Accrued Board of Directors Compensation	-	30,000

Net Cash Flows Used In Operating Activities	(10,035)	(33,267)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions from Directors	8,907	32,867

Net Cash Flows Provided by Financing Activities	8,907	32,867

Net Change in Cash	(1,128)	(400)

Cash - Beginning of Period	1,284	1,700

Cash - End of Period	$156	$1,300

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Gold Rock Holdings, Inc.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders’
For The Nine Months Ended September 30, 2022	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	87,382,208	$87,382	$103,577	$(199,544)	$(8,585)

Capital Contributions - Director	-	-	17,523	-	17,523

Common Stock Issued for Professional Services	100,000	100	900	-	1,000

Net Loss for the Period	-	-	-	(51,349)	(51,349)

Balance - March 31, 2022	87,482,208	87,482	122,000	(250,893)	(41,411)

Capital Contributions - Director	-	-	7,260	-	7,260

Net Loss for the Period	-	-	-	(10,249)	(10,249)

Balance - June 30, 2022	87,482,208	87,482	129,260	(261,142)	(44,400)

Capital Contributions - Director	-	-	8,083	-	8,083

Net Loss for the Period	-	-	-	(11,541)	(11,541)

Balance - September 30, 2022	87,482,208	$87,482	$137,343	$(272,683)	$(47,858)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders’
For The Nine Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2023	87,482,208	$87,482	$144,353	$(633,726)	$(401,891)

Common Stock Issued for Accounts Payable and Accrued Expenses	95,714,286	95,714	306,286	-	402,000

Common Stock Issued to Prepay Director for Payment of Operating Expenses	6,904,761	6,905	22,095	-	29,000

Common Stock Issued for Board of Director & Consulting Services	40,952,381	40,952	131,048	-	172,000

Net Loss for the Period	-	-	-	(196,358)	(196,358)

Balance - March 31, 2023	231,053,636	231,053	603,782	(830,084)	4,751

Capital Contributions - Directors	-	-	1,760	-	1,760

Net Loss for the Period	-	-	-	(10,298)	(10,298)

Balance - June 30, 2023	231,053,636	231,053	605,542	(840,382)	(3,787)

Capital Contributions - Directors	-	-	7,147	-	7,147

Net Loss for the Period	-	-	-	(10,554)	(10,554)

Balance - September 30, 2023	231,053,636	$231,053	$612,689	$(850,936)	$(7,194)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada in February 1997 as Affordable Homes of America. In March 1999 we merged into Kowtow, Inc. and changed our name to Affordable Homes of America, Inc. ;On October 12, 2000, we changed our name to World Homes, Inc. and on August 23, 2001, we changed our name to Composite Industries of America, Inc. On September 02, 2004, the Company changed its name to Gold Rock Holdings, Inc. On January 08, 2009, the Company did a name change to The Affordable Homes Group, Inc. On March 01, 2011, the Company changed its name to Global Green Group, Inc. On January 09, 2015, the Company changed its name back to Gold Rock Holdings, Inc., the current name of the Company. In 2019, Gold Rock Holdings, Inc. established itself as a provider of engineering and construction management services producing site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. These services assist underground construction companies in laying high-speed fiber-optics and underground cable in areas of the U.S.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed balance sheet has been derived from the December 31, 2022 audited financial statements and the unaudited condensed financial statements as of September 30, 2023 and 2022, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed financial statements presentation. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results of operations expected for the year ending December 31, 2023.

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

NOTE 4 – Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $850,936 and negative working capital of $7,194 at September 30, 2023, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the three and nine months ended September 30, 2023, due to lack of revenues the officers of the Company paid for all expenses through additional paid in capital to the Company. This allowed the Company to continue as a going concern.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

During the nine months ended September 30, 2023 and 2022, the two board of directors paid all expenses of the Company in the amount of $38,843 and $32,867, respectively. The Company advanced to the director who pays the operating expenses 6,904,761 shares of common stock valued $29,000 based upon the closing price of $0.0042 at date of issuance to reimburse and prepay the director of his out of pocket costs paid on behalf of the Company. The amount paid during the nine months ended September 30, 2023 and 2022 that was not to be reimbursed was $8,907 and $32,867 and included in additional paid in capital.

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for each of the three and nine months ended September 30, 2023 and 2022 was $3,000 and $3,500, respectively and $9,000 and $9,500, respectively, and is included in accounts payable in the amount of $6,000 and $21,000 at September 30, 2023 and December 31, 2022, respectively.

The Company had a 5 year compensation agreement with its Board Chairman beginning January 1, 2022 and ending on December 31, 2026. Compensation was an annual fee of $30,000, due in the following month of January. Board of director compensation for the three and nine months ended September 30, 2022, was $-0- and $30,000, respectively and is included in accrued board of director compensation in the amount of $31,000 at December 31, 2022. On December 31, 2022, this contract was terminated. A new compensation agreement was signed beginning January 1, 2023 and ending on December 31, 2028 in the amount of $95,000 annually, payable in common stock. An additional contract was approved for the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares. Board of directors compensation for the three and nine months ended September 30, 2023, was $-0- and $170,000, respectively, and was paid in common stock on March 23, 2023. (See Note 6).

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. At September 30, 2023 and December 31, 2022 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value. At September 30, 2023 and December 31, 2022 there were 231,053,636 and 87,482,208 shares issued and outstanding, respectively.

During the nine months ended September 30, 2023, the Company issued 40,952,381 shares to pay $172,000 of board of directors and consulting services that was included in the statement of operations at September 30, 2023. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

During the nine months ended September 30, 2023, the Company issued 6,904,761 shares to pay $29,000 to a director who pays all the operating expenses of the Company. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

During the nine months ended September 30, 2023, the Company issued 95,714,286 shares to pay $402,000 for accounts payable and accrued expenses that were on the balance sheet at December 31, 2022. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

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

On August 28, 2023, Gold Rock Holdings, Inc. (GRHI) entered into a non-binding Memorandum of Understanding (MOU) with Loot8, LLC. a Nevada Limited Liabilty Corporation (GRHI and Loot8, LLC referred to hereinafter as the “Parties”). The MOU outlines general terms and conditions for GRHI to pusue the possible acquistion of certain assets held by Loot8, LLC. And, Loot8 desires to sell certain assets to GRHI. It is agreed upon that if negoations become successful upon completing necessary due diligence and verfiications, the parties would proceed accordingly with a definative agreement on cerrtain assets within 90-days of signing the MOU. Loot8, an innovative enterprise-level content management platform, is redefining digital collectibles and fan experiences in the Web3 era. Integrating a suite of advanced tools, the platform offers unique benefits like product drops, venue interactions, and sustained fan engagement. Available in the App Store, Google Play Store and in the browser, Loot8 seamlessly bridges Web2 and Web3, providing a secure SaaS-like transition into the future of digital content. With its ability to merge digital collectibles with real-world experiences, it’s adaptable across events like concerts, conferences and sports.

Gold Rock Holdings, Inc. maintains an executive office in Virginia Beach, Virginia where all marketing, sales, and customer supports activities are implemented.

Compensation Agreements

The Company entered into a new employment contract with Mr. Ferguson for his rolls as Chairman/CEO/President for a five (5) year period from January 01, 2023 until December 31, 2028, annual pay at $95,000. On October 2, 2023, Mr. Ferguson resigned as the Company CEO, but remains the Company’s Chairman and President. His five year contract was cancelled, and has not yet entered into a new contract with the Company (Read Item. 5 Other Information - Subsequent Events).

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

Mr. Marcus Daley has yet to enter into a compensation agreement as CEO and Director of the Company (Read Item. 5 Other Information - Subsequent Events).

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

Marcus Daley	Director/CEO (1)(3)
Merle Ferguson	Chairman / President (2)
Richard Kaiser	Director/CFO/Secretary

(1) On October 2, 2022, the Board of Directors (the “Board”) of Gold Rock Holdings, Inc. (the “Company”) appointed Mr. Marcus Daley from Provo, UT as a Board of Director and Chief Executive Officer (Read Item. 5 Other Information - Subsequent Events).

(2) On October 02, 2022 the Board of Directors (“the Board”) accepted the resignation from Mr. Merle Ferguson as the Company’s Cheif Executive Officer; Mr. Ferguson remains the Company’s Chairman of the Board and President of the Company (Read Item. 5 Other Information - Subsequent Events).

(3) Marcus Daley recently served as Chief Technology Officer (CTO) for S&P Global Ratings where he revitalized the technology organization and led an initiative to move global operations and product delivery to a single cloud platform. He also served as CTO for Mountain America Credit Union, helping them explore Web3 and digital assets as the next frontier for financial services. Prior to that, he was CTO for Nice inContact and CTO for S&P Global Market Intelligence among other roles as CTO building innovative startups and helping mid-size companies through M&A transformations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2023 and 2022 Statements

The Sales Revenue for the three months ended September 30, 2023 and for the three months ended September 30, 2022 were $-0- and $-0-, respectively. During the three months ended September 30, 2023 the Company had no underground fiber contracts, and for the same period ending September 30, 2023 the Company had no underground fiber contracts.

The Cost of Goods Sold for the three months ended September 30, 2023 was $-0- and the Cost of Goods Sold for the three months ended September 30, 2022 was $-0-.

Gross Margins for the three months ended September 30, 2023 was 0%, and during the same period in 2022 was 0%; no contracts for the laying of underground fiber and copper cables.

Gross Profit for the three months ended September 30, 2023 was $-0- and for the three months ended September 30, 2022 was $-0-.

Operating expenses for three months ended September 30, 2023, totaled $10,554 from Consulting Expense and General and Administrative Expenses, compared to $11,541 for the three months ended September 30, 2022. This decrease in September 30, 2023 compared to the same period ended September 30, 2022 was attributed to decreases Board of Directors Compensation, Consulting fees, and General and Administrative Expenses.

Nine Months – September 30, 2023 and 2022 Statements

The Sales Revenue from the Company for the six months ended September 30, 2023 and for the six months ended September 30, 2022 were $-0- both periods; no underground laying of fiber contracts.

The Cost of Sales for the nine months ended September 30, 2023 was $-0- and for the nine months ended September 30, 2022 was $-0- respectively.

Gross Margins for the nine months ended September 30, 2023 was 0%, and for nine months ended September 30, 2022 was 0%; no contracts for the laying of underground fiber and copper cables.

Gross Profit for the nine months ended September 30, 2023 was $-0- and for the nine months ended September 30, 2022 was $-0-.

Operating expenses for nine months ended September 30, 2023, totaled $217,210 from Board of Director Compensation, Consulting Expense and General and Administrative Expenses, compared to $73,140 for the nine months ended September 30, 2022. This increase during the same six month period ended September 30 2023 was attributed to higher Board of Director Compensation and General and Administrative Expenses.

Net Loss:

Net loss for the three months ended September 30, 2023 and 2022 were $10,554 and $11,541, respectively. Net loss for the nine months ended September 30, 2023 and 2022 were $217,210 and $73,140, respectively.

Liquidity and Capital Resources:

As of September 30, 2023, the Company’s assets totaled $156 which consisted of cash. Our total liabilities were $7,350. As of September 30, the Company had an accumulated deficit of $850,936 and working capital deficit $7,194.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended September 30, 2023 and 2022 were $10,035 and $33,267, respectively. The decrease in the amount of cash used during the nine months ended September 30, 2023 was due to the decreases in Accounts Payable and Accrued Expenses and Accrued Board of Directors Compensation when compared to the nine months ended September 30, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the six months periods ended September 30, 2023 and 2022.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $8,907 for nine months ended September 30, 2023 from the Capital Contributions from Directors, and was $32,867 for nine months ended September 30, 2022 from the amount of Capital Contributions from the Company’s directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2023.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2023:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended September 30, 2023, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the reporting period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2023, the Company issued 40,952,381 shares to pay $172,000 of board of directors and consulting services that was included in the statement of operations at September 30, 2023. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

During the six months ended September 30, 2023, the Company issued 6,904,761 shares to pay $29,000 to a director who pays all the operating expenses of the Company. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

During the nine months ended September 30, 2023, the Company issued 95,714,286 shares to pay $402,000 for accounts payable and accrued expenses that were on the balance sheet at December 31, 2022. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 28, 2023, Gold Rock Holdings, Inc. (GRHI) entered into a non-binding Memorandum of Understanding (MOU) with Loot8, LLC. a Nevada Limited Liabilty Corporation (GRHI and Loot8, LLC referred to hereinafter as the “Parties”). The MOU outlines general terms and conditions for GRHI to pusue the possible acquistion of certain assets held by Loot8, LLC. And, Loot8 desires to sell certain assets to GRHI. It is agreed upon that if negoations become successful upon completing necessary due diligence and verfiications, the parties would proceed accordingly with a definative agreement on cerrtain assets within 90-days of signing the MOU. Loot8, an innovative enterprise-level content management platform, is redefining digital collectibles and fan experiences in the Web3 era. Integrating a suite of advanced tools, the platform offers unique benefits like product drops, venue interactions, and sustained fan engagement. Available in the App Store, Google Play Store and in the browser, Loot8 seamlessly bridges Web2 and Web3, providing a secure SaaS-like transition into the future of digital content. With its ability to merge digital collectibles with real-world experiences, it’s adaptable across events like concerts, conferences and sports. The Company files a FORM 8-K on August 31, 2023 reporting the above MOU.

Subsequent Event

On October 01,2023, Merle Ferguson, a director and officer of the Company sold his controlling interest, approximately 86%, in a private transaction to Marcus Daley, CEO and Director.

On October 02, 2022 the Board of Directors (“the Board”) accepted the resignation from Mr. Merle Ferguson as the Company’s Cheif Executive Officer; Mr. Ferguson remains the Company’s Chairman of the Board and President of the Company. Mr. Fergson’s compensation agreement entered into with the Company on January 01, 2023 has been cancelled, no new contract has been established as of this date of the filing.

On October 2, 2022, the Board of Directors (the “Board”) of Gold Rock Holdings, Inc. (the “Company”) appointed Mr. Marcus Daley from Provo, UT as a Board of Director and Chief Executive Officer. The Board reviewed Mr. Daley’s background and considered him qualified for his positions. The Company has yet to enter into a compensation contract with Mr. Daley as of the date of this filing.

Marcus Daley recently served as Chief Technology Officer (CTO) for S&P Global Ratings where he revitalized the technology organization and led an initiative to move global operations and product delivery to a single cloud platform. He also served as CTO for Mountain America Credit Union, helping them explore Web3 and digital assets as the next frontier for financial services. Prior to that, he was CTO for Nice inContact and CTO for S&P Global Market Intelligence among other roles as CTO building innovative startups and helping mid-size companies through M&A transformations.

The Company filed a FORM 8-K on October 3, 2023 announcing the above events.

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

GOLD ROCK HOLDINGS, INC.

Dated: November 6, 2023	By: /s/ Marcus Daley Marcus Daley Chief Executive Officer / Director

Dated: November 6, 2023	By: /s/ Richard Kaiser Richard Kaiser Chief Finacial Officer/ Secretary / Director