Form 10-K
period 2023-12-31
GOLD ROCK HOLDINGS, INC.
filed 2024-03-22
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share, stock symbol: GRHI

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging Growth [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

The aggregate market value of the 25,572,691shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.0037 per share of the registrant's common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2023) was approximately $94,619.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At March 8, 2024 the registrant had outstanding 231,053,636 shares of common stock, par value $0.001 per share.

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

Item 1. Business.

Business

Gold Rock Holdings, Inc., (Gold Rock) a Nevada corporation, is a holding company that acquires technological assets.

The Company changed its business model from engineering and construction management services, as a result of a change in control on October 2, 2023. Gold Rock intends to grow and further establish itself through mergers, acquisition and management of technological assets. As such, Gold Rock Holdings, Inc. (the "Company")announced on December 12, 2023, that it formed a Wyoming corporation by the name of Loot8, Inc. as its operating wholly-owned subsidiary. Loot 8, Inc. acquired certain intellectual property known as Loot8.  Loot8 is a Web3 Commerce and Content Management Engine Software. At its core, it harnesses the power of multiple public blockchains alongside the IPFS file system, with a user-friendly interface akin to Web2. Loot8 is engineered to cater to a variety of enterprise necessities including digital product passports, private communication channels, and loyalty programs, among others. Loot8 provides enterprises the capability to oversee and manage their content on IPFS nodes, leveraging AI to make the underlying content interactive as a way to enable small businesses and content creators to scale at a faster pace and to create differentiated experiences.

Loot8, Inc. currently is in the beta testing phase of its business and has no revenue. However, it has developed a Web3 content management system (CMS) pioneering the “Relationship Economy” through SocialFi, and a new monetization model. This model is designed to empower individuals with compelling stories to monetize their relationships beyond traditional influencer models.

The new monetization model is made up of three discrete revenue streams. It is planned that the first stream will be a direct-to-consumer (D2C) model where Loot8 will employ Web3 technology to manage memorabilia and fan engagement. Key initiatives include a partnership with Perpetual Sports for athletes' Name, Image, and Likeness (NIL) rights, and revenue generation through a 10% transaction fee on subscriptions and digital collectible sales. The model also includes a collaboration with LBX Food Robotics for vending machines at universities and other venues, which serve as sales points for digital memorabilia, and the integration of APPIX for real-time notifications on collectible availability. The second revenue stream we anticipate will target the youth market. Loot8 has partnered with KIPP Charter Schools to introduce customizable AI avatars and companions. This feature is expected to contribute to revenue through a 10% transaction fee on cosmetic items for AI companions’, while maintaining these digital assets on Loot8’s platform. The third stream anticipated will make use of an enterprise model that will leverage Marcus Daley, GRHI’s CEO, background with NeuralMetrics and towards Software as a Service (SaaS) licensing and advertising-driven models. The Company plans to focus on Annual Contract Value (ACV) and Annual Recurring Revenue (ARR) from corporate clients. This will allow the Company to address enterprise needs in digital product passport regulations in Europe and similar use-cases globally.

This acquisition is part of GRHI's management’s plan to change its business model to more fully develop and utilize the Loot8 platform, focusing on AI and blockchain innovation in digital assets, the SocialFi revolution, and expanding into direct-to-business relationships.

Gold Rock Holdings, Inc. maintains an executive office in Virginia Beach, Virginia where all marketing, sales, and customer supports activities are implemented.

Transfer Agent

Our transfer agent is Signature Stock Transfer, Inc. whose address is 14673 Midway Road, Suite 220, Addison, Texas, 75001 and its telephone number 972-612-4120.

Company Contact Information

Our principal executive and subsidiary offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.goldrockholdings.com, shall not constitute part of this report.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCMARKETS since April 15, 2009, under the symbol "GRHI"

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2023 and 2022.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
2022 Quarter Ended:
March 31, 2022	$0.025	$0.025
June 30, 2022	$0.038	$0.038
September 30, 2022	$0.014	$0.014
December 31, 2022	$0.0068	$0.0068

	High	Low
2023 Quarter Ended:
March 31, 2023	$0.0045	$0.0045
June 30, 2023	$0.0037	$0.0037
September 30, 2023	$0.015	$0.0095
December 31, 2023	$0.075	$0.064

As of December 31, 2023, we were authorized to issue 850,000,000 shares, $0.001 par value, of our common stock, of which 231,053,636 shares were outstanding. Our shares of common stock are held by approximately 157 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

On January 11, 2024, the board of directors adopted a resolution designating 20,000,000 shares of Series A Preferred Stock. Each of these shares has a par value of $0.001, is not entitled to dividends, has voting rights equal to 25 common votes per share, has the same liquidation rights as common and are not convertible. After this designation, the Company still has 30,000,000 blank check preferred stock, par value, $0.001 per share available for designation. The Company has no preferred shares issued and outstanding at this time.

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

Unless the context otherwise suggests, "we," "our," "us," and similar terms, as well as references to "GRHI" or "Gold Rock " all refer to Gold Rock Holdings, Inc. as of the date of this report.

Going Concern

On December 31, 2023, we had total assets of $108 and total liabilities of $9,900. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2023, Gold Rock Holdings, Inc. had an accumulated deficit of $866,037, which included a net loss of $232,311. Also, during the year ended December 31 2023, we used net cash of $22,586 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our debt or equity securities (See Item 9B- Other Information; Subsequent Events).  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for Gold Rock Holdings, Inc. to continue as a going concern.  While we believe in the viability of our strategy to generate revenues and in our ability to raise additional funds, we may not be successful.

Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022.

Revenues for the Company's year ended December 31, 2023 and December 31, 2022 totaled $-0- from no sales.

Cost of Goods Sold for the year ended December 31, 2023 and December 31, 2023 totaled $-0-; no sales

Gross margins for year ended December 2023 and 2022 was $-0- due to the Company having no sales.

Gross profit for the year ended December 31, 2023 and 2022 was $-0- due to -0- sales.

General and Administrative expenses for the year ended December 31, 2023 totaled $50,311 compared to $41,682 for December 31, 2022, primarily due to increases in professional service fees.

Total Operating expenses for the year ended December 31, 2023 totaled $232,311 compared to $434,182 for December 31, 2022. Board of Director fees were $170,000for the year ended December 31, 2023 and $30,000 for the year ended December 31, 2022, the increase for the year ended December 31, 2023 was from new Board of Directors’ compensation agreement.  Consulting Fees for the year ended December 31, 2023 were $12,000 compared to $362,500 in December 31, 2022. The decrease was due to less accrued consulting expenses.

Net Loss

Net loss for the years ended December 31, 2023 and 2022 were $232,311 and $434,182, respectively. The decrease in loss was due to decrease in consulting fees.

Liquidity and Capital Resources:

As of December 31, 2023, our assets totaled $108 in Cash. The Company's total liabilities were $9,900 which consisted of accounts payable and accrued expenses. As of December 31, 2023, the Company had an accumulated deficit of $866,037 and working capital deficit of $9,792.

The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our operating expenses at this time.  Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO, Marcus Daley, to advance funds as necessary to meeting our operating requirement.

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2023, and 2022.

Cash from Financing Activities

Net cash provided by financing activities was $21,410 for year ended December 31, 2023, and was $39,876 for year ended December 31, 2022.

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

●	The Company has inadequate segregation of duties within its cash disbursement control design.

●	During the year ended December 31, 2023, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

●	The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and;

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

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

Because of the material weakness described above, management concluded that, as of December 31, 2023 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

Item 9B. Other Information

Subsequent Events

On January 1, 2024, Merle Ferguson sent a letter to the Company’s Board of Directors stating he cancelled his employment compensation agreement that was entered into on January 1, 2023. At this time Mr. Ferguson has no compensation agreement in place with the Company.

On January 2, 2024, the Company signed a stock subscription agreement with an individual in the amount of $50,000 for 833,333 shares of restricted common stock. As of the date of this report, the $50,000 has been received while the shares have yet to be issued.

On January 11, 2024, the board of directors adopted a resolution authorizing the designation of Series A Preferred Stock. The number of shares designated is 20,000,000. Each of these shares has a par value of $0.001, is not entitled to dividends, has voting rights equal to 25 common votes per share, has the same liquidation rights as common and are not convertible.

On January 31, 2024, the Company signed a stock subscription agreement with an individual in the amount of $50,000 for 833,333 shares of restricted common stock. As of the date of this report, the $50,000 has been received, but the shares have not yet been issued.

On February 7, 2024, the Company signed a stock subscription agreement with an individual in the amount of $200,000 for 3,333,333 shares of restricted common stock. As of the date of this report, the $200,000 has been received but the shares have not yet been issued.

On February 13, 2024, Loot8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with the University of Houston in the amount of $125,000 for one year ending on February 12, 2025 under the contract the Company is to be paid in twelve (12) installments of $10,416.66 each.

On February 15, 2024, the Company signed a stock subscription agreement with an individual in the amount of $50,000 for 833,333 shares of restricted common stock. As of the date of this report, the $50,000 has been received, but the shares have not yet been issued.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION

Marcus Daley (1)	53	CEO/Chairman

Richard Kaiser	59	CFO/Secretary/Director

Merle Ferguson (1)	59	Chairman/President

(1) On October 2, 2023, the Board of Directors ("the Board") accepted the resignation from Mr. Merle Ferguson as the Company's Chief Executive Officer; Mr. Ferguson remains the Company’s Chairman of the Board and President of the Company. On October 3, 2023, the Board appointed Mr. Marcus Daley as a Board of Director and Chief Executive Officer (See Item 13 - Certain Relationships and Related Transactions and Director Independence).

BIOGRAPHY

Marcus Daley recently served as Chief Technology Officer for S&P Global Ratings from early 2018 to mid-2022 where he revitalized the technology organization and led an initiative to move global operations and product delivery to a single cloud platform.  During that same time, from late 2021 to mid-2022 he served as CTO for Mountain America Credit Union, helping them explore Web3 and digital assets as the next frontier for financial services. Prior to that, from 2004 to 2018 he was CTO for Nice inContact and CTO for S&P Global Market Intelligence among other roles as CTO building innovative startups and helping mid-size companies through M&A transformations. Mr. Daley attended Utah State University and Colorado State University where he received a BA in International Studies and an MBA. The Board reviewed Mr. Daley's background and considered him qualified for his positions.

Mr. Ferguson became Chairman of the Board of the Company in January 2000, and since January 2014 he has been the sole officer / director of the Company.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970.  From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah. Predictive Technology Group, Inc. is a biotech company involved in the manufacturing and marketing of products making stem cells and genetic therapeutics. Predictive Technology Group, Inc.'s stock trades on the OTC Markets-Pink. From January 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services.  The stock of Element Global trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. Mr. Ferguson became Chairman of the Board of the BioForce Nanosciences Holdings, Inc. on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the BioForce Nanosciences Holdings, Inc., a company which sells vitamin supplements and which is located in Virginia Beach, Virginia. He resigned as CEO and President of Bioforce in November 2021, but remains BFNH's Chairman. BFNH is a fully reporting entity with its stock trading on the OTC MARKET - Pink under the symbol BFNH. From November 2018 to April 2023, Mr. Ferguson served as President, Chairman and CEO of Bravo Multinational, Inc., which is traded on the OTC Markets under the symbol BRVO and operates gaming machines in the casino industry. The Board reviewed Mr. Ferguson's background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

Richard Kaiser in August 2022 became a Director, CFO, Corporate Secretary and Corporate Governance Officer of Gold Rock Holdings, Inc.. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. From July 1, 2013 to the present, Mr. Kaiser has also served as a Director, Secretary and CFO of BioForce NanoSciences Holdings, a public company formed under the laws of Nevada with its headquarters located in Virginia Beach, Virginia. BioForce NanoSciences Holdings, Inc. is in the business private labeling vitamins and nutritional supplements. BioForce NanoSciences Holdings, Inc. trades under the symbol BFNH on the OTC Markets.  From April 1, 2015 to the present, Mr. Kaiser has also served as a Director, Secretary, and CFO of Bravo Multinational, Inc., a public company under symbol BRVO on OTC Markets. Bravo Multinational Incorporated is formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA.  Bravo is in the business of buying and selling casino gaming equipment. In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College). The Board reviewed Mr. Kaiser's background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert, because it has inadequate financial resources at this time to hire such an expert.

The Company anticipates that a qualified financial expert will be obtained when the Company's financial position improves.

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (1)(2)

Marcus Daley, CEO & Directors (2)	2022 2023	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

Merle Ferguson President & Chairman	2022 2023	$-0- $95,000	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $410,000 (3)

Richard Kaiser CFO, Secretary & Director	2022 2023	$-0- $75,000	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $23,000 (4)

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.
(2)	Marcus Daley became CEO and Director on October 3, 2023. No compensation contract has been entered into with Mr. Daley as of the date of this filing.
(3)	Mr. Ferguson received $95,000 in restricted shares for Board of Director/Officer salary, $350,000 in restricted shares for repayment on working capital and service expenses paid on behalf of the Company from 1998 to 2023, received $29,000 in restricted shares for 2023 expenses paid on behalf of the Company, and received $31,000 for Board of Director/officer fees accrued prior to 2023.
(4)	Mr. Kaiser became an Officer/Director in August 2022; no contract was established at that time for compensation. No officer/director compensation was earned in 2022. In 2023, Mr. Kaiser received $75,000 in restricted shares for Board of Director/Officer Salary, and received $23,000 in fees owed to him for past role as consultant to the Company.

Employment Agreements

On January 1, 2023, the Company entered into a five-year employment contract with Mr. Ferguson starting January 01, 2023 until December 31, 2028, annual pay at $95,000 (See Exhibit 10.3). On January 1, 2024, Mr. Ferguson cancelled his employment contract with the Company. As of this date of the filing, Mr. Ferguson has yet to enter into a new employment contract with the Company.

On January 1, 2023, the Company entered into an employment contract with Mr. Kaiser for his rolls as CFO/Secretary/ Director for a three (3) year period from January 01, 2023 until December 31, 2026, annual pay at $75,000 (See Exhibit 10.4).

The Company had no employment agreement with Mr. Kaiser through December 31, 2022. Prior to becoming an officer/director Mr. Kaiser had a consulting agreement with the Company. The agreement which is still active is with his Company YES International (See Exhibit 10.2).

As of the date of this filing, Mr. Daley has yet to enter into an employment agreement with the Company.

Stock Options

The Company had no stock options outstanding at December 31, 2023.

Board of Directors Compensation

Mr. Ferguson, President/Chairman was paid $95,000 in the form of new common stock awards for his services as an Office/Director of the Company for the year ended December 31, 2023. On January 1, 2024, Mr. Ferguson cancelled his Director compensation agreement*

Mr. Kaiser, CFO/Secretary/Director was paid $75,000 in the form of new common stock awards for his services as an Officer/Director of the Company for the year ended December 31, 2023.*

Mr. Daley CEO/Director, has no compensation agreement in place as his role as an Officer/Director of the Company.

* The common shares issued in lieu of cash compensation are thinly traded and they are restricted from sale under Rule 144. It is very likely that the actual cash value of any issued shares is greatly less than the imputed accounting value reflected above.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2023, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)

Marcu Daley(2) 2020 General Booth Blvd. Virginia Beach, VA 23454	199,709,443	86.43%

Richard Kaiser(3) 2020 General Booth Blvd. Virginia Beach, VA 23454	2,997,043	1.3%

Merle Ferguson 1750 Barbara Lane Encinitas, CA 92024	-0-	-0-

All Officers and Directors as a Group (3 persons)	202,706,486	87.73%

(1)	Applicable percentage ownership is based on 231,053,636 shares outstanding as of March 01, 2024. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of the date of this filing
(2)	Marcus Daley became the controlling shareholder and Office/Director in October 2023
(3)	Mr. Kaiser owns directly 2,99,5834 shares of common stock and he owns 1,209 shares beneficially through his Company, Yes International.. Mr. Kaiser became a officer/director in August 2022.

RECENT SALES OF UNREGISTERED SECURITIES.

2022 Unregistered Securities

In December 2022, the Company issued 100,000 shares to pay $1,000 to Carolyn Merrill, CPA for professional accounting services.  The shares value was based on the market price of the Company’s common stock of $0.01on the measurement date.

2023 Unregistered Securities

During the year ended December 31, 2023, the Company issued 40,952,381 shares to pay $172,000 of board of directors and consulting services that was included in the statement of operations at December 31, 2023. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

During the year ended December 31, 2023, the Company issued 6,904,761 shares to pay $29,000 to a director who pays all the operating expenses of the Company. The shares value was based on the market price of the Company’s common stock of on the measurement dates. During the year ended December 31, 2023, the Company issued 95,714,286 shares to pay $402,000 for accounts payable and accrued expenses that were on the balance sheet at December 31, 2022. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

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

ITEM 13.  Certain Relationships and Related Transactions and Director Independence.

On October 1, 2023 Merle Ferguson sold his controlling share position, 199,709,443 shares of Gold Rock Holdings, Inc., common stock, par value $0.001. This was private transaction between Merle Ferguson and Marcus Daley. As part of this transaction, all accrued Board of Directors fees were eliminated, effective at closing, and there was a change in control of the Company.

On October 3, 2023, after the change in shareholder control, Mr. Marcus Daley became the Company's CEO/Director. He has paid $11,219 in 2023 for professional services and other Company expenses.

Mr. Merle Ferguson, Chairman and President of the Company paid $29,000 in 2023 and he paid $37,965 in 20221 for Company expenses. On December 31, 2022, the Board of Directors provided a new five-year contract to Mr. Ferguson starting January 1, 2023 until December 31, 2028 with annual pay at $95,000 (See Exhibit 10.3). Further, on December 31, 2022, the Board of Directors agreed to pay Mr. Ferguson $350,000 in Rule 144 restricted shares for repayments from 1998 to present for working capital and other service expenses paid on behalf of the Company. On January 1, 2024, Mr. Ferguson cancelled his compensation agreement with the Company. As of this date of the filing there is no new compensation agreement between the Company and Mr. Ferguson.

On August 26, 2022, Mr. Richard Kaiser was appointed by The Company's Board of Directors as the CFO, Secretary and Director. On December 31, 2022, the Board of Directors approved a three-year employment contract from January 01, 2023 until December 31, 2026. Mr. Kaiser is to receive $75,000 per year during the term of the contract (See Exhibit 10.4).

Mr. Richard Kaiser, CFO, Secretary and Director is the owner of YES International which has a consulting agreement with Gold Rock Holdings, Inc. YES International is to receive $1000 per month for its services. As of December 31, 2023 the Company owes YES International $9,000. (See Exhibit 10.2). The Company paid YES International $375 for Edgar filing services in 2023.

Except as otherwise indicated above, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borges CPA PC for audit and review services for financial statements for the year ended December 31, 2023 was $38,500 and for the year ended December 31, 2022 was $32,700.

Tax Fees

There were no aggregate fees billed by BF Borgers CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2023 and 2022.

All Other Fees

There were no other fees billed by BF Borgers CPA PC for professional service rendered for the fiscal years ended December 31, 2023 and 2022, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

ITEM 15. Financial Statements and Exhibits.

Index to Financial Statements  F-1- F-9

(b) Index to Exhibits.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation*
3.2	Bylaws*
10.1	Employment Agreement – Merle Ferguson (Old Contract)*
10.2	Consulting Agreement– Richard Kaiser (Yes International)*
10.3	Employment Agreement – Merle Ferguson (New Contract)*
10.4	Employment Agreement – Richard Kaiser*
31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification Chief Fianancial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification Chief Fianancial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002+
101	Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)+

* Previously filed

+ Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Date: March 22, 2024

By	/s/ Marcus Daley

Merle Ferguson, Chief Executive Officer and Director

By	/s/Richard Kaiser

Richar Kaiser, Chief Financial Officer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcus Daley	Chief Executive Officer and Director	March 22, 2024
Marcus Daley

/s/ Richard Kaiser	Chief Financial Officer, Secretary and Director	March 22, 2024
Richard Kaiser

FINANCIAL INFORMATION

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS

AT

DECEMBER 31, 2023

Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)

To the shareholders and the board of directors of Gold Rock Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gold Rock Holdings, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 22, 2024

Gold Rock Holdings, Inc.

BALANCE SHEETS

December 31,	2023	2022
ASSETS
Current Assets
Cash	$108	$1,284

Total Current Assets	108	1,284

Total Assets	$108	$1,284

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$9,900	$372,175
Accrued Board of Director Compensation	-	31,000

Total Current Liabilities	9,900	403,175

Total Liabilities	9,900	403,175

Stockholders' Deficit
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 231,053,636 and 87,482,208 Issued and Outstanding, Respectively	231,053	87,482
Additional Paid-In-Capital	625,192	144,353
Accumulated Deficit	(866,037)	(633,726)

Total Stockholders' Deficit	(9,792)	(401,891)

Total Liabilities and Stockholders' Deficit	$108	$1,284

The accompanying notes are an integral part of these financial statements

Gold Rock Holdings, Inc.

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2023	2022

Cash Flows from Operating Activities

Net Loss	$(232,311)	$(434,182)
Non-Cash Adjustments:
Common Shares Issued for Professional Services	-	1,000
Common Stock Issued for Board of Director & Consulting Services	172,000	-
Common Stock Issued to Prepay Director for Payment of Operating Expenses	29,000	-
Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	8,725	362,890
Accrued Board of Directors Compensation	-	30,000

Net Cash Flows Used In Operating Activities	(22,586)	(40,292)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital Contributions from Directors	21,410	39,876

Net Cash Flows Provided by Financing Activities	21,410	39,876

Net Change in Cash	(1,176)	(416)

Cash - Beginning of Year	1,284	1,700

Cash - End of Year	$108	$1,284

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements

Gold Rock Holdings, Inc.

STATEMENTS OF OPERATIONS

Years Ended December 31,	2023	2022

Sales	$-	$-
Cost of Sales	-	-
Gross Profit	-	-

Operating Expenses
Board of Director Compensation	170,000	30,000
Consulting	12,000	362,500
General and Administrative	50,311	41,682

Total Expenses	232,311	434,182

Net Loss	$(232,311)	$(434,182)

Weighted Average Number of Common Shares -Basic and Diluted	197,225,847	87,461,386

Net Loss Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Gold Rock Holdings, Inc.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Year Ended December 31, 2022	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	87,382,208	$87,382	$103,577	$(199,544)	$(8,585)

Capital Contributions - Director	-	-	39,876	-	39,876

Common Stock Issued for Professional Services	100,000	100	900	-	1,000

Net Loss	-	-	-	(434,182)	(434,182)

Balance - December 31, 2022	87,482,208	$87,482	$144,353	$(633,726)	$(401,891)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Year Ended December 31, 2023	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2023	87,482,208	$87,482	$144,353	$(633,726)	$(401,891)

Common Stock Issued for Accounts Payable and Accrued Expenses	95,714,286	95,714	306,286	-	402,000

Common Stock Issued to Prepay Director for Payment of Operating Expenses	6,904,761	6,905	22,095	-	29,000

Common Stock Issued for Board of Director & Consulting Services	40,952,381	40,952	131,048	-	172,000

Capital Contributions - Directors	-	-	21,410	-	21,410

Net Loss	-	-	-	(232,311)	(232,311)

Balance - December 31, 2023	231,053,636	$231,053	$625,192	$(866,037)	$(9,792)

The accompanying notes are an integral part of these financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada in February 1997 as Affordable Homes of America. In March 1999 we merged into Kowtow, Inc. and changed our name to Affordable Homes of America, Inc. On October 12, 2000, we changed our name to World Homes, Inc. and on August 23, 2001, we changed our name to Composite Industries of America, Inc. On September 02, 2004, the Company changed its name to Gold Rock Holdings, Inc. On January 08, 2009, the Company did a name change to The Affordable Homes Group, Inc. On March 01, 2011, the Company changed its name to Global Green Group, Inc. On January 09, 2015, the Company changed its name back to Gold Rock Holdings, Inc., the current name of the Company. In 2019, Gold Rock Holdings, Inc. established itself as a provider of engineering and construction management services producing site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. These services assist underground construction companies in laying high-speed fiber-optics and underground cable in areas of the U.S. On December 12, 2023, the Company formed a wholly owned subsidiary in the State of Wyoming by the name of Loot 8, Inc. Loot8 Inc., had no activity through December 31, 2023.

NOTE 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Gold Rock Holdings, Inc., and its wholly owned subsidiary, Loot8, Inc., (the “Company”). All significant inter-company balances have been eliminated in consolidation.

Method of Accounting

The Company’s consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”)

Use of Estimates

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

GOLD ROCK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $866,037 and negative working capital of $9,792 at December 31, 2023, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. During the year ended December 31, 2023, due to lack of revenues the officers of the Company paid for all expenses through additional paid in capital to the Company. This allowed the Company to continue as a going concern.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions

During the years ended December 31, 2023 and 2022, the three (3) board of directors paid all expenses of the Company in the amount of $50,410 and $39,876,respectively. The Company advanced to the director who pays the operating expenses 6,904,761 shares of common stock valued $29,000 based upon the closing price of $0.0042 at date of issuance to reimburse and prepay the director of his out of pocket costs paid on behalf of the Company. The amount paid during the years ended December 31, 2023 and 2022 that was not to be reimbursed was $21,410 and $39,876 and included in additional paid in capital.

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly.  Consulting expense for each of the years ended December 31, 2023 and 2022 was $12,000 and is included in accounts payable in the amount of $9,000 and $21,000 at December 31, 2023 and December 31, 2022, respectively.

The Company had a 5 year compensation agreement with its Board Chairman beginning January 1, 2022 and ending on December 31, 2026. Compensation was an annual fee of $30,000, due in the following month of January. Board of director compensation for the year ended December 31, 2022, was $30,000 and is included in accrued board of director compensation in the amount of $31,000 at December 31, 2022. On December 31, 2022, this contract was terminated. A new compensation agreement was signed beginning January 1, 2023 and ending on December 31, 2028 in the amount of $95,000 annually, payable in common stock. An additional contract was approved for the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares. Board of directors’ compensation for the year ended December 31, 2023, was $170,000 and was paid in common stock on March 23, 2023. (See Note 6).

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. At December 31, 2023 and December 31, 2022 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At December 31, 2023 and December 31, 2022 there were 231,053,636 and 87,482,208 shares issued and outstanding, respectively.

During the year ended December 31, 2023, the Company issued 40,952,381 shares to pay $172,000 of board of directors and consulting services that was included in the statement of operations at December 31, 2023. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

During the year ended December 31, 2023, the Company issued 6,904,761 shares to pay $29,000 to a director who pays all the operating expenses of the Company. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

During the year ended December 31, 2023, the Company issued 95,714,286 shares to pay $402,000 for accounts payable and accrued expenses that were on the balance sheet at December 31, 2022. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – Stock – continued

Common Stock – continued

During the year ended December 31, 2022, the Company issued 100,000 shares to pay $1,000 of professional services that was included in the statement of operations at December 31, 2022. The shares value was based on the market price of the Company’s common stock of on the measurement dates.

NOTE 7 - Subsequent Events

On January 1, 2023, Merle Ferguson sent a letter to the Company’s Board of Directors stating he cancelled his employment compensation agreement that was entered into on January 1, 2022. At this time Mr. Ferguson has no compensation agreement in place with the Company.

On January 2, 2024, the Company signed a stock subscription agreement with an individual in the amount of $50,000 for 833,333 shares of restricted common stock. As of the date of this report, the $50,000 has been received while the shares have yet to be issued.

On January 11, 2024, the board of directors adopted a resolution authorizing the designation of Series A Preferred Stock. The number of shares designated is 20,000,000. Each of these shares has a par value of $0.001, is not entitled to dividends, has voting rights equal to 25 common votes per share, has the same liquidation rights as common and are not convertible.

On January 31, 2024, the Company signed a stock subscription agreement with an individual in the amount of $50,000 for 833,333 shares of restricted common stock. As of the date of this report, the $50,000 has been received while the shares have yet to be issued.

On February 7, 2024, the Company signed a stock subscription agreement with an individual in the amount of $200,000 for 3,333,333 shares of restricted common stock. As of the date of this report, the $50,000 has been received while the shares have yet to be issued.

On February 13, 2024, Loot8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with the University of Houston in the amount of $125,000 for one year ending on February 12, 2025 to be paid in twelve (12) installments of $10,416.66 each.

On February 15, 2024, the Company signed a stock subscription agreement with an individual in the amount of $50,000 for 833,333 shares of restricted common stock. As of the date of this report, the $50,000 has been received, but the shares have not yet been issued.