Form 10-Q
period 2024-03-31
GOLD ROCK HOLDINGS, INC.
filed 2024-05-02
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer ☐ Non-accelerated filer ☒ Emerging growth company ☐	Accelerated filer ☐ Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 1, 2024 the registrant had outstanding 236,886,969 shares of common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
MARCH 31, 2024

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$259,187	$108

Total Current Assets	259,187	108

Total Assets	$259,187	$108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$3,875	$9,900
Accrued Board of Director Compensation	80,000	-

Total Current Liabilities	83,875	9,900

Total Liabilities	$83,875	9,900

Stockholders' Equity (Deficit)
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 236,886,969 and 231,053,636 Issued and Outstanding, Respectively	236,886	231,053
Additional Paid-In-Capital	970,059	625,192
Accumulated Deficit	(1,031,633)	(866,037)

Total Stockholders' Equity (Deficit)	175,312	(9,792)

Total Liabilities and Stockholders' Equity (Deficit)	$259,187	$108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended March 31,	2024	2023
Sales	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses
Board of Director Compensation	100,000	170,000
Consulting	10,500	3,000
General and Administrative	55,096	23,358

Total Expenses	165,596	196,358

Net Loss for the Period	$(165,596)	$(196,358)

Weighted Average Number of Common Shares - Basic and Diluted	234,808,214	93,863,160

Net Loss for the Period Per Common Shares -Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

Three Months Ended March 31,	2024	2023

Cash Flows from Operating Activities

Net Loss for the Period	$(165,596)	$(196,358)
Non-Cash Adjustments:
Common Shares Issued for Professional Services	-	-
Common Stock Issued for Board of Director & Consulting Services	-	172,000
Common Stock Issued to Prepay Director for Payment of Operating Expenses	-	29,000
Changes in Assets and Liabilities:
Prepaid Expenses	-	(5,725)
Accounts Payable and Accrued Expenses	(6,025)	1,035
Accrued Board of Directors Compensation	80,000	-

Net Cash Flows Used In Operating Activities	(91,621)	(48)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash Received from Sale of Common Stock	350,000	-
Capital Contributions from Directors	700	-

Net Cash Flows Provided by Financing Activities	350,700	-

Net Change in Cash	259,079	(48)

Cash - Beginning of Period	108	1,284

Cash - End of Period	$259,187	$1,236

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three Months Ended March 31, 2023	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2023	87,482,208	$87,482	$144,353	$(633,726)	$(401,891)

Common Stock Issued for Accounts Payable and Accrued Expenses	95,714,286	95,714	306,286	-	402,000

Common Stock Issued to Prepay Director for Payment of Operating Expenses	6,904,761	6,905	22,095	-	29,000

Common Stock Issued for Board of Director & Consulting Services	40,952,381	40,952	131,048	-	172,000

Net Loss for the Period	-	-	-	(196,358)	(196,358)

Balance - March 31, 2023	231,053,636	$231,053	$603,782	$(830,084)	$4,751

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three Months Ended March 31, 2024	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2024	231,053,636	$231,053	$625,192	$(866,037)	$(9,792)

Common Stock Sold	5,833,333	5,833	344,167	-	350,000

Capital Contributions - Directors	-	-	700	-	700

Net Loss for the Period	-	-	-	(165,596)	(165,596)

Balance - March 31, 2024	236,886,969	$236,886	$970,059	$(1,031,633)	$175,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada in February 1997 as Affordable Homes of America. In March 1999 we merged into Kowtow, Inc. and changed our name to Affordable Homes of America, Inc.  On October 12, 2000, we changed our name to World Homes, Inc. and on August 23, 2001, we changed our name to Composite Industries of America, Inc. On September 02, 2004, the Company changed its name to Gold Rock Holdings, Inc. On January 08, 2009, the Company did a name change to The Affordable Homes Group, Inc. On March 01, 2011, the Company changed its name to Global Green Group, Inc. On January 09, 2015, the Company changed its name back to Gold Rock Holdings, Inc., the current name of the Company. In 2019, Gold Rock Holdings, Inc. established itself as a provider of engineering and construction management services producing site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. The Company changed its business model from engineering and construction management services, as a result of a change in control on October 2, 2023. Gold Rock intends to grow and further establish itself through mergers, acquisition and management of technological assets. On December 12, 2023, the Company formed a wholly owned subsidiary in the State of Wyoming by the name of LOOT8, Inc. LOOT8, Inc., had no activity through December 31, 2023. LOOT8, Inc. currently is in the beta testing phase of its business and has no revenue. However, it has developed a Web3 content management system (CMS) pioneering the “Relationship Economy” through SocialFi, and a new monetization model. This model is designed to empower individuals with compelling stories to monetize their relationships beyond traditional influencer models.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2023 audited financial statements and the unaudited condensed consolidated financial statements as of March 31, 2024 and 2023, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results of operations expected for the year ending December 31, 2024.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Gold Rock Holdings, Inc., and its wholly owned subsidiary, Loot8 Inc., (the “Company”).  All significant inter-company balances have been eliminated in consolidation.

Method of Accounting

The Company’s consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents may include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions located in the United States, which periodically may exceed federally insured amounts.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

NOTE 4 – Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,031,633 at March 31, 2024, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 4 – Going Concern – continued

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

NOTE 5 – Related Party Transactions

During the three months ended March 31, 2024, a director of the Company paid one invoice of the Company in the amount of $700. This amount will not be reimbursed to the director and is included in additional paid in capital at March 31, 2024.  During the three months ended March 31, 2023 two (2) of the board of directors paid all expenses of the Company in the amount of $23,275.  The Company advanced to the director who pays the operating expenses 6,904,761 shares of common stock valued $29,000 based upon the closing price of $0.0042 at date of issuance to reimburse and prepay the director of his out of pocket costs paid on behalf of the Company.

The Company has a consulting agreement with a majority shareholder/board of director.  The agreement is for $1,000 monthly.  Consulting expenses for each of the three months ended March 31, 2024 and 2023 was $3,000 and is included in accounts payable in the amount of $2,000 and $1,000 at March 31, 2024 and March 31, 2023, respectively.

The Company entered into a compensation agreement beginning January 1, 2023, and ending on December 31, 2028 in the amount of $95,000 annually, payable in common stock with its Board Chairman. This contract was terminated in October 2023 and a new contract has yet to be agreed upon. An additional contract was approved for the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares. Board of directors’ compensation for the three months ended March 31, 2023, was $170,000 and was paid in common stock on March 23, 2023. (See Note 6).

The Company entered into an agreement with the officer of Loot8 for $12,500 monthly of which $10,000 will be monthly and $2,500 will be deferred until the Company’s financial health is projected to support full payment. Board of director compensation for the three months ended March 31, 2024, was $100,000.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value.  Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred.  Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At March 31, 2024 and December 31, 2023 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At March 31, 2024 and December 31, 2023 there were 236,886,969 and 231,053,636 shares issued and outstanding, respectively.

During the three months ended March 31, 2023, the Company issued 40,952,381 shares to pay $172,000 of board of directors and consulting services that was included in the statement of operations at December 31, 2022. The shares’ value was based on the market price of the Company’s common stock of on the measurement dates.

During the three months ended March 31, 2023, the Company issued 6,904,761 shares to pay $29,000 to a director who pays all the operating expenses of the Company.   The shares’ value was based on the market price of the Company’s common stock of on the measurement dates.

During the three months ended March 31, 2023, the Company issued 95,714,286 shares to pay $402,000 for accounts payable and accrued expenses that were on the balance sheet on December 31, 2022.   The shares value was based on the market price of the Company’s common stock of on the measurement dates.

During the three months ended March 31, 2024 the Company sold 5,833,333 shares and received $350,000.

NOTE 7 – Sponsorship Commitment

On February 13, 2024, LOOT8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with the University of Houston in the amount of $125,000 for one year ending on February 12, 2025, to be paid in twelve (12) installments of $10,416.66 each. The Company made two payments totaling $20,827 which is included in general and administrative expenses for the three months ended March 31, 2024.  The remaining sponsorship due as of March 31, 2024 is $104,173.

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

Forward Looking Statements

Certain matters discussed herein are forward-looking statements. Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

• our future strategic plans

• our future operating results;

• our business prospects;

• our contractual arrangements and relationships with third parties;

• the dependence of our future success on the general economy;

• our possible future financing; and

• the adequacy of our cash resources and working capital.

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

The Company changed its business model from engineering and construction management services, produce site-plans, construction drawings, cost computations, fiber network designs, and other related construction services, as a result of a change in control on October 2, 2023.

Gold Rock intends to grow and further establish itself through mergers, acquisitions, and management of technological assets. As such, Gold Rock Holdings, Inc. (the "Company") announced on December 12, 2023, that it formed a Wyoming corporation by the name of LOOT8, Inc. as its operating wholly-owned subsidiary. LOOT8, Inc. acquired certain intellectual property known as "LOOT8."  LOOT8 is a Web3 Commerce and Content Management Engine Software. At its core, it harnesses the power of multiple public blockchains alongside the IPFS file system, with a user-friendly interface akin to Web2. LOOT8 is engineered to cater to a variety of enterprise necessities including digital product passports, private communication channels, and loyalty programs, among others. LOOT8 provides enterprises the capability to oversee and manage their content on IPFS nodes, leveraging AI to make the underlying content interactive as a way to enable small businesses and content creators to scale at a faster pace and to create differentiated experiences.

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

This acquisition is part of GRHI's management’s plan to change its business plan to more fully develop and utilize the LOOT8 platform, focusing on AI and blockchain innovation in digital assets, the SocialFi revolution, and expanding into direct-to-business relationships.

Business Operations

On February 13, 2024, LOOT8, Inc., the Company’s wholly owned subsidiary entered a sponsorship commitment with the University of Houston in the amount of $125,000 for one year ending on February 12, 2025 to be paid in twelve (12) installments of $10,416.66 each. LOOT8, INC., its partner Perpetual Sports, and the University of Houston's Basketball team are working together, building a social media Web3 technology on LOOT8's platform, with a focus on creator-controlled content management and revenues associated with athletes' Name, Image, and Likeness (NIL) (Exhibit 10.01). As of the date of the filing the system is still in beta testing.

On February 20, 2024, the Company entered into a Business Advisory Agreement with EAN Companies. The agreement call for EAN Companies and its representative to provide consulting and financial marketing services for a total fee of $15,000; $5000 paid at the time of signing, February 20, 2024, and subsequent monthly payments of $2500. The agreement will end on June 19, 2024, unless parties agree to re-engage (Exhibit 10.02).

On April 3, 2024, the Company's wholly-owned subsidiary LOOT8, Inc. hired Anthony Denkinger as its Chief Executive Officer (See Item 5 - Other Information; Subsequent Events).

Gold Rock Holdings, Inc. maintains an executive office in Virginia Beach, Virginia where all marketing, sales, and customer supports activities are implemented.

Compensation Agreements

The Company entered into a new employment contract with Mr. Ferguson for his rolls as Chairman/CEO/President for a five (5) year period from January 01, 2023 until December 31, 2028, annual pay at $95,000. On October 2, 2023, Mr. Ferguson resigned as the Company CEO, but remains the Company's Chairman and President. His five year contract was cancelled, and has not yet entered into a new contract with the Company.

On October 01, 2023, Merle Ferguson, a director and officer of the Company sold his controlling interest, approximately 86%, in a private transaction to Marcus Daley, CEO and Director. Marcus Daley recently served as Chief Technology Officer (CTO) for S&P Global Ratings where he revitalized the technology organization and led an initiative to move global operations and product delivery to a single cloud platform. He also served as CTO for Mountain America Credit Union, helping them explore Web3 and digital assets as the next frontier for financial services. Prior to that, he was CTO for Nice inContact and CTO for S&P Global Market Intelligence among other roles as CTO building innovative startups and helping mid-size companies through M&A transformations

On October 02, 2023 the Board of Directors ("the Board") accepted the resignation from Mr. Merle Ferguson as the Company's Chief Executive Officer; Mr. Ferguson remains the Company's Chairman of the Board and President of the Company. Mr. Ferguson's compensation agreement entered into with the Company on January 01, 2023 has been cancelled, no new contract has been established as of this date of the filing.

On October 2, 2023, the Board of Directors (the “Board”) of Gold Rock Holdings, Inc. (the “Company”) appointed Mr. Marcus Daley from Provo, UT as a Board of Director and Chief Executive Officer. The Board reviewed Mr. Daley's background and considered him qualified for his positions. The Company has yet to enter into a compensation contract with Mr. Daley as of the date of this filing.

The Company filed a FORM 8-K on October 3, 2023 announcing the above events.

The Company entered into an employment contract with Mr. Kaiser for his rolls as CFO/Secretary/Director for a three (3) year period from January 01, 2023 until December 31, 2026, annual pay at $75,000.

The Company has a consulting agreement with Mr. Kaiser's Company, YES INTERNATIONAL, LLC., for general consulting services and to provide executive office space for Gold Rock Holdings, Inc. The agreement is on a month-to-month bases for $1,000 per month with a 30-day advance notice to discontinue services.

Preferred Shares

On January 11, 2024, the board of directors adopted a resolution authorizing the designation of Series A Preferred Shares. The number of shares designated is 20,000,000. Each of these shares has a par value of $0.001, is not entitled to dividends, has voting rights equal to 25 common votes per share, has the same liquidation rights as common and are not convertible. There are no Series A Preferred Shares outstanding.

Current Directors

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Marcus Daley	Director/CEO (1)(3)
Merle Ferguson	Chairman / President (2)
Richard Kaiser	Director/CFO/Secretary

(1) On October 2, 2023, the Board of Directors (the “Board”) of Gold Rock Holdings, Inc. (the “Company”) appointed Mr. Marcus Daley from Provo, UT as a Board of Director and Chief Executive Officer.

(2) On October 02, 2023, the Board of Directors (“the Board”) accepted the resignation from Mr. Merle Ferguson as the Company’s Chief Executive Officer; Mr. Ferguson remains the Company’s Chairman of the Board and President of the Company.

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

Transfer Agent

Our transfer agent is Legacy Stock Transfer, Inc. (Formerly Signature Stock Transfer, Inc.) whose address is 14673 Midway Road, Suite 220, Addison, Texas, 75001 and its telephone number 972-612-4120.

Company Contact Information

Our principal executive and subsidiary offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our Internet website, www.goldrockholdings.com, shall not constitute part of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2024 and 2023 - Statements

The Sales Revenue for the three months ended March 31, 2024 and for the three months ended March 31, 2023 were $-0- and $-0-, respectively. During the three months ended March 31, 2024, the Company and its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and for the same period ending March 31, 2023, the Company had no revenues from its previous business operations in underground fiber contracting.

The Cost of Goods Sold for the three months ended March 31, 2024 was $-0- and the Cost of Goods Sold for the three months ended March 31, 2023 was $-0-.

Gross Margins for the three months ended March 31, 2024 was 0%, the Company and its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and during the same period in 2023 was 0%; the Company from its previous business operations had no contracts for the laying of underground fiber and copper cables.

Gross Profit for the three months ended March 31, 2024 was $-0- and for the three months ended March 31, 2023 was $-0-.

Operating expenses for three months ended March 31, 2024 totaled $165,596 from Board of Directors Compensation, Consulting fees, and General and Administrative Expenses compared to $196,358 for the three months ended March 31, 2023. This decrease in March 31, 2024 compared to the same period ended March 31, 2023 was attributed to decreases in Board of Directors Compensation.

Net Loss:

Net loss for the three months ended March 31, 2024 and 2023 were $165,596 and $196,358, respectively.

Liquidity and Capital Resources:

As of March 31, 2024 the Company’s assets totaled $259,187 which consisted of Cash . Our total liabilities were $83,875. As of March 31, 2024, the Company had an accumulated deficit of $1,031,633 and working capital of $175,312.

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

Cash Provided by Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 were $91,612 and $48, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three months periods ended March 31, 2024 and 2023.

Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $350,700 for three months ended March 31, 2024, from Cash received from Sale of Common Stock and the Capital Contributions from Directors, and was $-0- for three months ended March 31, 2023.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2024.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 20243:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2024, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2024, the Company signed a stock subscription agreement with an individual in the amount of $50,000 for 833,333 shares of restricted common stock. On April 4, 2024, the Company issued restricted 144-shares at $0.06 per share.

On January 31, 2024, the Company signed a stock subscription agreement with an individual in the amount of $50,000 for 833,333 shares of restricted common stock. On April 4, 2024, the Company issued restricted 144-shares at $0.06 per share.

On February 7, 2024, the Company signed a stock subscription agreement with a business entity in the amount of $200,000 for 3,333,333 shares of restricted common stock. On April 4, 2024, the Company issued restricted 144-shares at $0.06 per share.

On February 20, 2024, the Company signed a stock subscription agreement with a business entity in the amount of $50,000 for 833,333 shares of restricted common stock. On April 4, 2024, the Company issued restricted 144-shares at $0.06 per share.

On April 4, 2024, the Company issued 5,833,333 common shares, par value $0.001, 144-restricted shares, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. All shares were issued at $0.06 per share through effectuated “Subscription Agreements.” As of the date of this filing the Company has outstanding  236,886,969 shares of common stock, par value $0.001 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Event

On April 3, 2024, the Company's wholly-owned subsidiary LOOT8, Inc. hired Anthony Denkinger as its Chief Executive Officer. With a distinguished background in logistics and operations management, both in the military and the private sector, Anthony brings a wealth of experience, strategic insight, and leadership to the LOOT8 team. Under his guidance, LOOT8 expects to continue expanding its offerings, enhancing how businesses, artists, and creators engage with their communities through unique digital and physical experiences. Anthony, before coming the CEO of LOOT8, Inc. previously lead LOOT8 as its product manager. His contract is $12,500 per month, $10,000 in cash from Gold Rock Holdings, Inc. (GRHI), and $2,500 is set as deferred compensation which can be paid in GRHI shares, cash or combination at the end of contract term (Exhibit 10.03).

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description of Exhibit
10.01	Perpetual Sports Contract dated February 13, 2014.+

10.02	Business Advisory Agreement with EAN Companies, dated February 20, 2024.+

10.03	Compensation Agreement, Anthony Denkinger as LOOT8, Inc.'s CEO, dated April 3, 2024.+

31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

101	Interactive Financial Data XBRL Extensions (iXBRL)+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101+

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: May 2, 2024	By: /s/ Marcus Daley
Marcus Daley
Chief Executive Officer / Director

Dated: May 2, 2024	By: /s/ Richard Kaiser
Richard Kaiser
Chief Financial Officer/ Secretary / Director

-16-