Form 10-Q
period 2024-06-30
GOLD ROCK HOLDINGS, INC.
filed 2024-08-02
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 1, 2024 the registrant had outstanding 236,886,969 shares of common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
JUNE 30, 2024

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$234,634	$108
Accounts Receivable	6,500	-

Total Current Assets	241,134	108

Total Assets	$241,134	$108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$3,321	$9,900
Accrued Board of Director Compensation	80,500	-

Total Current Liabilities	83,821	9,900

Total Liabilities	83,821	9,900

Stockholders' Equity (Deficit)
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 238,136,969 and 231,053,636 Issued and Outstanding, Respectively	238,136	231,053
Additional Paid-In-Capital	1,043,809	625,192
Accumulated Deficit	(1,124,632)	(866,037)

Total Stockholders' Equity (Deficit)	157,313	(9,792)

Total Liabilities and Stockholders' Equity (Deficit)	$241,134	$108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$6,500	$-	$6,500	$-

Cost of Sales	-	-	-	-

Gross Profit	6,500	-	6,500	-

Operating Expenses
Board of Director Compensation	-	-	137,500	170,000
Consulting	10,500	3,000	21,000	6,000
General and Administrative	88,999	7,298	106,595	30,656

Total Expenses	99,499	10,298	265,095	206,656

Net Loss for the Period	$(92,999)	$(10,298)	$(258,595)	$(206,656)

Weighted Average Number of Common Shares -Basic and Diluted	238,068,288	231,053,636	236,438,251	162,837,377

Net Loss for the Period Per Common Shares -Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

Six Months Ended June 30,	2024	2023

Cash Flows from Operating Activities

Net Loss for the Period	$(258,595)	$(206,656)
Non-Cash Adjustments:
Common Stock Issued for Board of Director & Consulting Services	-	172,000
Common Stock Issued to Prepay Director for Payment of Operating Expenses	-	29,000
Changes in Assets and Liabilities:
Accounts Receivable	(6,500)	-
Accounts Payable and Accrued Expenses	(6,579)	3,800
Accrued Board of Directors Compensation	80,500	-

Net Cash Flows Used In Operating Activities	(191,174)	(1,856)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash Proceeds Received from Sale of Common Stock	425,000	-
Capital Contributions from Directors	700	1,760

Net Cash Flows Provided by Financing Activities	425,700	1,760

Net Change in Cash	234,526	(96)

Cash - Beginning of Period	108	1,284

Cash - End of Period	$234,634	$1,188

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three and Six Months Ended June 30, 2023	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2023	87,482,208	$87,482	$144,353	$(633,726)	$(401,891)

Common Stock Issued for Accounts Payable and Accrued Expenses	95,714,286	95,714	306,286	-	402,000

Common Stock Issued to Prepay Director for Payment of Operating Expenses	6,904,761	6,905	22,095	-	29,000

Common Stock Issued for Board of Director & Consulting Services	40,952,381	40,952	131,048	-	172,000

Net Loss for the Period	-	-	-	(196,358)	(196,358)

Balance - March 31, 2023	231,053,636	231,053	603,782	(830,084)	4,751

Capital Contributions - Directors	-	-	1,760	-	1,760

Net Loss for the Period	-	-	-	(10,298)	(10,298)

Balance - June 30, 2023	231,053,636	$231,053	$605,542	$(840,382)	$(3,787)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three and Six Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2024	231,053,636	$231,053	$625,192	$(866,037)	$(9,792)

Common Stock Sold	5,833,333	5,833	344,167	-	350,000

Capital Contributions - Directors	-	-	700	-	700

Net Loss for the Period	-	-	-	(165,596)	(165,596)

Balance - March 31, 2024	236,886,969	236,886	970,059	(1,031,633)	175,312

Common Stock Sold	1,250,000	1,250	73,750	-	75,000

Net Loss for the Period	-	-	-	(92,999)	(92,999)

Balance - June 30, 2024	238,136,969	$238,136	$1,043,809	$(1,124,632)	$157,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2023 audited financial statements and the unaudited condensed consolidated financial statements as of June 30, 2024 and 2023, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results of operations expected for the year ending December 31, 2024.

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

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 – Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,124,632 at June 30, 2024, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due. While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 5 – Related Party Transactions

During the six months ended June 30, 2024, a director of the Company paid one invoice of the Company in the amount of $700. This amount will not be reimbursed to the director and is included in additional paid in capital at June 30, 2024.  During the six months ended June 30, 2023 two (2) of the board of directors paid all expenses of the Company in the amount of $30,760.  The Company advanced to the director who pays the operating expenses 6,904,761 shares of common stock valued $29,000 based upon the closing price of $0.0042 at date of issuance to reimburse and prepay the director of his out of pocket costs paid on behalf of the Company.

The Company has a consulting agreement with a majority shareholder/board of director.  The agreement is for $1,000 monthly.  Consulting expense for each of the three and six months ended June 30, 2024 and 2023 was $3,000 and $6,000, respectively.

The Company entered into a compensation agreement beginning January 1, 2023 and ending on December 31, 2028 in the amount of $95,000 annually, payable in common stock with its Board Chairman. This contract was terminated in October 2023 and a new contract has yet to be agreed upon. An additional contract was approved for the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares and/or cash. Board of directors compensation for the three and six months ended June 30, 2024 and 2023, was $0 and $75,000 (2023: $170,000), respectively.

The Company entered into an agreement with the officer of LOOT8 for $12,500 monthly of which $10,000 will be paid monthly and $2,500 will be deferred until the Company’s financial health is projected to support full payment. Board of director compensation for the three and six months ended June 30, 2024 was $37,500 and $62,500, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value.  Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred.  Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At June 30, 2024 and December 31, 2023 there were -0- preferred shares issued and outstanding.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – Stock - continued

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At June 30, 2024 and December 31, 2023 there were 238,136,969 and 231,053,636 shares issued and outstanding, respectively.

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

During the six months ended June 30, 2024 the Company sold 7,083,333 shares and received $425,000.

NOTE 7 – Sponsorship Commitment

On February 13, 2024, LOOT8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with a consultant to the University of Houston in the amount of $125,000 for one year ending on February 12, 2025 to be paid in twelve (12) installments of $10,416.66 each. Payments included in general and administrative expense were $20,821 and $41,649 for the three and six months ended June 30, 2024, respectively.  As of July 18, 2024, the Company and the consultant have agreed to terminate the consulting agreement.  The Company is in discussions with the University of Houston to continue their sponsorship agreement. An agreement is yet to be set in place.

NOTE 8 – Subsequent Events

As noted in Note 7, the Company has terminated their consultant agreement on July 18, 2024.  The Company is in discussions with the University of Houston to possible enter into a direct agreement to continue their sponsorship.

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

LOOT8, Inc. currently in its infancy in marketing its Web3 online platform phase of its business and has no revenue. However, it has developed a Web3 content management system (CMS) pioneering the “Relationship Economy” through SocialFi, and a new monetization model. This model is designed to empower individuals with compelling stories to monetize their relationships beyond traditional influencer models.

The new monetization model is made up of three discrete revenue streams. It is planned that the first stream will be a direct-to-consumer (D2C) model where LOOT8 will employ Web3 technology to manage collectibles and fan engagements. Key initiatives include athletes', musicians', and influencers' Name, Image, and Likeness (NIL) rights, and revenue generation through a 10% transaction fee on subscriptions and digital collectible sales. The model also includes a collaboration with LBX Food Robotics for vending machines at universities and other venues, which serve as sales points for digital memorabilia, and the integration of APPIX for real-time notifications on collectible availability. The second anticipated revenue stream targets the youth market. LOOT8 plans to leverage high-profile athletes, musicians, and influencers to create personalized, customizable avatars. This feature is expected to contribute to revenue through a 10% transaction fee on cosmetic items for AI companions, while maintaining these digital assets on LOOT8’s platform. The third anticipated stream will utilize an enterprise model, leveraging Marcus Daley, GRHI's CEO's background with NeuralMetrics, towards Software as a Service (SaaS) and Platform as a Service (PaaS) licensing models. The Company plans to focus on Annual Contract Value (ACV) and Annual Recurring Revenue (ARR) from corporate clients. This approach will allow the Company to address enterprise needs in digital agent, persona and workflow solutions that accelerate existing business use-cases.  For purposes of authenticity and compliance, the offerings optionally leverage digital product passport type solutions that address regulations in Europe and similar use-cases globally. The K-Project division of GRHI is an Artificial Intelligence (AI) operation that seeks to integrate its AI technology applications across various industries.

GRHI's management business plan is to fully deploy, market and and utilize its LOOT8 platform, focusing on its K-Project AI and blockchain innovation in digital assets, the SocialFi revolution, and expanding into direct-to-business relationships.

Business Operations

On February 13, 2024, LOOT8, Inc., the Company’s wholly owned subsidiary entered a sponsorship commitment with the University of Houston in the amount of $125,000 for one year ending on February 12, 2025 to be paid in twelve (12) installments of $10,416.66 each. The agreement was a month-to-month agreement. LOOT8, Inc., its partner Perpetual Sports, and the University of Houston's Basketball team were working together, building a social media Web3 technology on LOOT8's platform, with a focus on creator-controlled content management and revenues associated with athletes' Name, Image, and Likeness (NIL). As of the date of the filing, the agreement with Perpetual Sports, LLC has been cancelled and the Company is in direct discussion with the University of Houston to seek a new agreement to continue the sponsorship (See Item 5 - Other Information; Subsequent Events).

On February 20, 2024, the Company entered into a Business Advisory Agreement with EAN Companies. The agreement call for EAN Companies and its representative to provide consulting and financial marketing services for a total fee of $15,000; $5000 paid at the time of signing, February 20, 2024, and subsequent monthly payments of $2500. The agreement ended on June 19, 2024 and the Company didn't re-engage.

On April 3, 2024, the Company's wholly-owned subsidiary LOOT8, Inc. hired Anthony Denkinger as its Chief Executive Officer.

During the period ending June 30, 2024, GRHI started a new division, "The K Project" division committed to finding new technological advancements in Artificial Intelligent (AI) applications.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2024 and 2023 Statements

Sales revenue for the three months ended June 30, 2024 and for the three months ended June 30, 2023 were $6,500 and $-0-, respectively.  During the three months ended June 30, 2024, the Company's K-Project division sold AI services to a client, but its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and for the same period ending June 30, 2023, the Company had no revenues from its previous business operations in underground fiber contracting.

The Cost of Goods Sold for the three months ended June 30, 2024 was $-0- and the Cost of Goods Sold for the three months ended June 30, 2023 was $-0-.

Gross Margins for the three months ended June 30, 2024 was 100% , and during the same period in 2023 was 0%. During the three months ended June 30, 2024, the Company's K-Project division sold AI services to a client, but its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and during the same period in 2023 the Company from its previous business operations had no contracts for the laying of underground fiber and copper cables.

Gross Profit for the three months ended June 30, 2024 was $6,500 and for the three months ended June 30, 2023 was $-0-.

Operating expenses for three months ended June 30, 2024, totaled $99,499 from consulting expense and general and administrative expenses, compared to $ 10,298 for the three months ended June 30, 2023. This increase in June 30, 2024 compared to the same period ended June 30, 2023 was attributed to higher consulting expense and general and administrative Expenses.

Six Months – June 30, 2024 and 2023 Statements

The Sales revenue for the Company for the six months ended June 30, 2024 was $6,500 and for the six months ended June 30, 2023 was $-0- . During the six months ended June 30, 2024, the Company's K-Project division sold AI services to a client, but its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and during the same period in 2023 the Company from its previous business operations had no contracts for the laying of underground fiber and copper cables.

Cost of sales for the six months ended June 30, 2024 was $-0- and for the six months ended June 30, 2023 was $-0- respectively.

Gross Margins for the six months ended June 30, 2024 was 100%, and for six months ended June 30, 2023 was 0%. During the six months ended June 30, 2024, the Company K-Project division sold AI services to a client, but its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and during the same period in 2023 the Company from its previous business operations had no contracts for the laying of underground fiber and copper cables

Gross Profit for the six months ended June 30, 2024 was $6,500 and for the six months ended June 30, 2023 was $-0-.

Operating expenses for six months ended June 30, 2024, totaled $265,095 from board of director compensation, consulting expense and general and administrative expenses, compared to $206,656 for the six months ended June 30, 2023. The increase during the same six month period ended June 30, 2024 was attributed to higher consulting and general and administrative expenses.

Net Loss:

Net loss for the three months ended June 30, 2024 and 2023 were $92,999 and $10,298 , respectively. Net loss for the six months ended June 30, 2024 and 2023 were $258,595 and $206,656 , respectively.

Liquidity and Capital Resources:

As of June 30, 2024, the Company’s assets totaled $241,134 which consisted of $234,634 in cash and $6,500 in accounts receivable. Our total liabilities were $83,821. As of June 30, 2024, the Company had an accumulated deficit of $1,124,632 and working capital of $157,313.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 were $191,174 and $1,856 respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the six months periods ended June 30, 2024 and 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities was $425,700 for six months ended June 30, 2024 from the cash proceeds received from sale of common stock and capital contributions from directors, and was $1,760 for six months ended June 30, 2023 from the amount of capital contributions from the Company's directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2024.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2024:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended June 30, 2024, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Event

On July 2, 2024, LOOT 8, Inc., the Company's wholly-owned subsidiary received from Perpetual Sports. LLC the return approximately $20,833 to the Company on payments made on the consulting agreement for April and May 2024. The Company and Perpetual Sports mutually agreed to terminated month-to-month consultant agreement on July 18, 2024. The Company's management is in direct negations with the University of Houston to continue its sponsorship agreement, but no definitive agreement as yet to be determined.

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description of Exhibit

10.01	Perpetual Sports Contract dated February 13, 2014.*

10.02	Business Advisory Agreement with EAN Companies, dated February 20, 2024.*

10.03	Compensation Agreement, Anthony Denkinger as LOOT8, Inc.'s CEO, dated April 3, 2024.*

31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

101	Interactive Financial Data XBRL Extensions (iXBRL)+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101+

* Previously Filed

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: August 2, 2024	By: /s/ Marcus Daley Marcus Daley Chief Executive Officer / Director

Dated: August 2, 2024	By: /s/ Richard Kaiser Richard Kaiser Chief Financial Officer/ Secretary / Director

-16-