Form 10-Q
period 2024-09-30
GOLD ROCK HOLDINGS, INC.
filed 2024-10-30
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At October 29, 2024 the registrant had outstanding 238,136,969 shares of common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
SEPTEMBER 30, 2024

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$215,303	$108
Accounts Receivable	44,000	-

Total Current Assets	259,303	108

Total Assets	$259,303	$108

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$2,585	$9,900
Accrued Board of Director Compensation	79,000	-

Total Current Liabilities	81,585	9,900

Total Liabilities	81,585	9,900

Stockholders' Equity (Deficit)
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 238,136,969 and 231,053,636 Issued and Outstanding, Respectively	238,136	231,053
Additional Paid-In-Capital	1,043,809	625,192
Accumulated Deficit	(1,104,227)	(866,037)

Total Stockholders' Equity (Deficit)	177,718	(9,792)

Total Liabilities and Stockholders' Equity (Deficit)	$259,303	$108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$66,000	$-	$72,500	$-

Cost of Sales	-	-	-	-

Gross Profit	66,000	-	72,500	-

Operating Expenses
Board of Director Compensation	-	-	175,000	170,000
Consulting	4,000	3,000	25,000	9,000
General and Administrative	41,595	7,554	110,690	38,210

Total Expenses	45,595	10,554	310,690	217,210

Net Income (Loss) for the Period	$20,405	$(10,554)	$(238,190)	$(217,210)

Weighted Average Number of Common Shares - Basic and Diluted	238,136,969	231,053,636	237,008,624	185,826,007

Net Income (Loss) for the Period Per Common Shares - Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

Nine Months Ended September 30,	2024	2023

Cash Flows from Operating Activities

Net Loss for the Period	$(238,190)	$(217,210)
Non-Cash Adjustments:
Common Stock Issued for Board of Director & Consulting Services	-	172,000
Common Stock Issued to Prepay Director for Payment of Operating Expenses	-	29,000
Changes in Assets and Liabilities:
Accounts Receivable	(44,000)	-
Accounts Payable and Accrued Expenses	(7,315)	6,175
Accrued Board of Directors Compensation	79,000	-

Net Cash Flows Used In Operating Activities	(210,505)	(10,035)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash Proceeds Received from Sale of Common Stock	425,000	-
Capital Contributions from Directors	700	8,907

Net Cash Flows Provided by Financing Activities	425,700	8,907

Net Change in Cash	215,195	(1,128)

Cash - Beginning of Period	108	1,284

Cash - End of Period	$215,303	$156

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three and Nine Months Ended September 30, 2023	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2023	87,482,208	$87,482	$144,353	$(633,726)	$(401,891)

Common Stock Issued for Accounts Payable and Accrued Expenses	95,714,286	95,714	306,286	-	402,000

Common Stock Issued to Prepay Director for Payment of Operating Expenses	6,904,761	6,905	22,095	-	29,000

Common Stock Issued for Board of Director & Consulting Services	40,952,381	40,952	131,048	-	172,000

Net Loss for the Period	-	-	-	(196,358)	(196,358)

Balance - March 31, 2023	231,053,636	231,053	603,782	(830,084)	4,751

Capital Contributions - Directors	-	-	1,760	-	1,760

Net Loss for the Period	-	-	-	(10,298)	(10,298)

Balance - June 30, 2023	231,053,636	231,053	605,542	(840,382)	(3,787)

Capital Contributions - Directors	-	-	7,147	-	7,147

Net Loss for the Period	-	-	-	(10,554)	(10,554)

Balance - September 30, 2023	231,053,636	$231,053	$612,689	$(850,936)	$(7,194)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Three and Nine Months Ended September 30, 2024	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2024	231,053,636	$231,053	$625,192	$(866,037)	$(9,792)

Common Stock Sold	5,833,333	5,833	344,167	-	350,000

Capital Contributions - Directors	-	-	700	-	700

Net Loss for the Period	-	-	-	(165,596)	(165,596)

Balance - March 31, 2024	236,886,969	236,886	970,059	(1,031,633)	175,312

Common Stock Sold	1,250,000	1,250	73,750	-	75,000

Net Loss for the Period	-	-	-	(92,999)	(92,999)

Balance - June 30, 2024	238,136,969	238,136	1,043,809	(1,124,632)	157,313

Net Income for the Period	-	-	-	20,405	20,405

Balance - September 30, 2024	238,136,969	$238,136	$1,043,809	$(1,104,227)	$177,718

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2023 audited financial statements and the unaudited condensed consolidated financial statements as of September 30, 2024 and 2023, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results of operations expected for the year ending December 31, 2024.

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

NOTE 2 – Summary of Significant Accounting Policies – continued

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

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,104,227 at September 30, 2024, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due. While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 5 – Related Party Transactions

During the nine months ended September 30, 2024, a director of the Company paid one invoice of the Company in the amount of $700. This amount will not be reimbursed to the director and is included in additional paid in capital at September 30, 2024. During the nine months ended September 30, 2023 two (2) of the board of directors paid all expenses of the Company in the amount of $38,843. The Company advanced to the director who pays the operating expenses 6,904,761 shares of common stock valued $29,000 based upon the closing price of $0.0042 at date of issuance to reimburse and prepay the director of his out of pocket costs paid on behalf of the Company.

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for each of the three and nine months ended September 30, 2024 and 2023 was $3,000 and $9,000, respectively.

The Company entered into a compensation agreement beginning January 1, 2023 and ending on December 31, 2028 in the amount of $95,000 annually, payable in common stock with its Board Chairman. This contract was terminated in October 2023 and a new contract has yet to be agreed upon. An additional contract was approved for the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares, cash or combinations of shares and cash. Board of directors compensation for the three and nine months ended September 30, 2024 and 2023, was $0 and $75,000 (2023: $170,000), respectively.

The Company entered into an agreement with the officer of LOOT8, Inc. for $12,500 monthly of which $10,000 will be paid monthly and $2,500 will be deferred until the Company’s financial health is projected to support full payment. Board of director compensation for the three and nine months ended September 30, 2024 was $37,500 and $100,000, respectively.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred. Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At September 30, 2024 and December 31, 2023 there were -0- preferred shares issued and outstanding.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – Stock – continued

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At September 30, 2024 and December 31, 2023 there were 238,136,969 and 231,053,636 shares issued and outstanding, respectively.

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

During the nine months ended September 30, 2024 the Company sold 7,083,333 shares and received $425,000.

NOTE 7 – Sponsorship Commitment

On February 13, 2024, Loot8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with a consultant to the University of Houston in the amount of $125,000 for one year ending on February 12, 2025, to be paid in twelve (12) installments of $10,416.66 each. As of July 18, 2024, the Company and the consultant have agreed to terminate the consulting agreement. For the three month ended September 30, 2024 a refund of $20,833 is included in general and administrative expenses. For the nine months ended September 30, 2024, $20,816 is included in general and administrative expenses. The Company, however, is directly continuing their sponsorship agreement with the University of Houston. An agreement is yet to be set in place.

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

On July 2, 2024, LOOT8, Inc., the Company's wholly-owned subsidiary received from Perpetual Sports. LLC the return of approximately $20,833 to the Company for payments made on the consulting agreement for April and May 2024. The Company and Perpetual Sports mutually agreed to terminated month-to-month consultant agreement on July 18, 2024. The Company's management is in direct negations with the University of Houston to continue its sponsorship agreement, but no definitive agreement has yet to be determined.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2024 and 2023 Statements

Sales revenue for the three months ended September 30, 2024 and for the three months ended September 30, 2023 were $66,000 and $-0-, respectively. During the three months ended September 30, 2024, the Company's K-Project division sold AI services to a client, but its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and for the same period ending September 30, 2023, the Company had no revenues from its previous business operations in underground fiber contracting.

The Cost of Goods Sold for the three months ended September 30, 2024 was $-0- and the Cost of Goods Sold for the three months ended September 30, 2023 was $-0-.

Gross Margins for the three months ended September 30, 2024 was 100% , and during the same period in 2023 was 0%. During the three months ended September 30, 2024, the Company's K-Project division sold AI services to a client, but its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and during the same period in 2023 the Company from its previous business operations had no contracts for the laying of underground fiber and copper cables.

Gross Profit for the three months ended September 30, 2024 was $66,000 and for the three months ended September 30, 2023 was $-0-.

Operating expenses for three months ended September 30, 2024, totaled $45,595 from consulting expense and general and administrative expenses, compared to $10,554 for the three months ended September 30, 2023. The increase in September 30, 2024 compared to the same period ended September 30, 2023 was attributed to higher consulting expense and general and administrative expenses.

Nine Months – September 30, 2024 and 2023 Statements

The sales revenue for the Company for the nine months ended September 30, 2024 was $72,500 and for the nine months ended September 30, 2023 was $-0- . During the nine months ended September 30, 2024, the Company's K-Project division sold AI services to a client, but its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and during the same period in 2023 the Company from its previous business operations had no contracts for the laying of underground fiber and copper cables.

Cost of sales for the nine months ended September 30, 2024 was $-0- and for the nine months ended September 30, 2023 was $-0- respectively.

Gross Margins for the nine months ended September 30, 2024 was 100%, and for nine months ended September 30, 2023 was 0%. During the nine months ended September 30, 2024, the Company K-Project division sold AI services to a client, but its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and during the same period in 2023 the Company from its previous business operations had no contracts for the laying of underground fiber and copper cables

Gross Profit for the nine months ended September 30, 2024 was $72,500 and for the nine months ended September 30, 2023 was $-0-.

Operating expenses for nine months ended September 30, 2024, totaled $310,690 from board of director compensation, consulting expense and general and administrative expenses, compared to $217,210 for the nine months ended September 30, 2023. The increase during the same nine month period ended September 30, 2024 was attributed to higher board of director compensation, consulting expense and general and administrative expense.

Net Income/ Net Loss:

Net Income for the three months ended September 30, 2024 was $20,405 and the net loss for the three months ending September 30, 2023 was $10,554. Net loss for the nine months ended September 30, 2024 and 2023 were $238,190 and $217,210, respectively.

Liquidity and Capital Resources:

As of September 30, 2024, the Company’s assets totaled $259,303 which consisted of $215,303 in cash and $44,000 in accounts receivable. Our total liabilities were $81,585. As of September 30, 2024, the Company had an accumulated deficit of $1,104,227 and has working capital of $177,718.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 were $210,505 and $10,035, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was$-0- for both the nine months periods ended September 30, 2024 and 2023.

Cash Provided by Financing Activities

Net cash provided by financing activities was $425,700 for nine months ended September 30, 2024 from the cash proceeds received from sale of common stock and capital contributions from directors, and was $8,907 for nine months ended September 30, 2023 from the amount of capital contributions from the Company's directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2024.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2024:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended September 30, 2024, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2024 the Company sold 7,083,333 restricted 144-shares and received $425,000 per the following agreements:

- On June 24, 2024, Gold Rock Holdings, Inc. (“Company”), the Registrant, issued to an accredited investor a total of 1,250,000 common shares, par value $0.001, 144-restricted shares, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The shares were issued at $0.06 per share through effectuated “Subscription Agreements.”

- On April 4, 2024, Gold Rock Holdings, Inc. (“Company”), the Registrant, issued to two accredited entities and two accredited investors a total of 5,833,333 common shares, par value $0.001, 144-restricted shares, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.The shares were issued at $0.06 per share through effectuated “Subscription Agreements.”

The above issuances were not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuance. The proceeds are for the Company's working capital needs.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On July 2, 2024, LOOT8, Inc., the Company's wholly-owned subsidiary received from Perpetual Sports. LLC the return of approximately $20,833 to the Company for payments made on the consulting agreement for April and May 2024. The Company and Perpetual Sports mutually agreed to terminate its month-to-month consultant agreement on July 18, 2024. The Company's management is in direct negations with the University of Houston to continue its sponsorship agreement, but no definitive agreement has yet to be determined.

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description of Exhibit

10.01	Copy of Subsciption Agreement (1)

31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

101	Interactive Financial Data XBRL Extensions (iXBRL)+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101+

(1) Previously Filed

+ Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: October 30, 2024	By: /s/ Marcus Daley Marcus Daley Chief Executive Officer / Director

Dated: October 30, 2024	By: /s/ Richard Kaiser Richard Kaiser Chief Financial Officer/ Secretary / Director

-17-