Form 10-K
period 2024-12-31
GOLD ROCK HOLDINGS, INC.
filed 2025-03-25
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging Growth [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes [ ] No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

The aggregate market value of the 35,430,483 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.06 per share of the registrant’s common stock (as reported on the OTCPINK operated by “The OTC Markets Group, Inc.”) at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2024) was approximately $2,125,829.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At March 24, 2025, the registrant had outstanding 238,136,969 shares of common stock, par value $0.001 per share.

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

Gold Rock intends to grow and further establish itself through mergers, acquisitions,and management of technological assets. As such, Gold Rock Holdings, Inc. (the “Company”) announced on December 12, 2023, that it formed a Wyoming corporation by the name of LOOT8, Inc. as its operating wholly-owned subsidiary. LOOT8, Inc. acquired certain intellectual property known as “LOOT8.”  LOOT8 is a Web3 Commerce and Content Management Engine Software. At its core, it harnesses the power of multiple public blockchains alongside the IPFS file system, with a user-friendly interface akin to Web2. LOOT8 is engineered to cater to a variety of enterprise necessities including digital product passports, private communication channels, and loyalty programs, among others. LOOT8 provides enterprises the capability to oversee and manage their content on IPFS nodes, leveraging Artificial Intelligence (AI) to make the underlying content interactive as a way to enable small businesses and content creators to scale at a faster pace and to create unique experiences.

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

The new monetization model is made up of three discrete revenue streams. It is planned that the first stream will be a direct-to-consumer (D2C) model where LOOT8 will employ Web3 technology to manage collectibles and fan engagements. Key initiatives include athletes’, musicians’, and influencers’ Name, Image, and Likeness (NIL) rights, and revenue generation through a 10% transaction fee on subscriptions and digital collectible sales. The model also includes a collaboration with LBX Food Robotics for vending machines at universities and other venues, which serve as sales points for digital memorabilia, and the integration of APPIX for real-time notifications on collectible availability. The second anticipated revenue stream targets the youth market. LOOT8 plans to leverage high-profile athletes, musicians, and influencers to create personalized, customizable avatars. This feature is expected to contribute to revenue through a 10% transaction fee on cosmetic items for AI companions, while maintaining these digital assets on LOOT8’s platform. The third anticipated stream will utilize an enterprise model, leveraging Marcus Daley, GRHI’s CEO’s background with NeuralMetrics, towards Software as a Service (SaaS) and Platform as a Service (PaaS) licensing models. The Company plans to focus on Annual Contract Value (ACV) and Annual Recurring Revenue (ARR) from corporate clients. This approach will allow the Company to address enterprise needs in digital agent, persona and workflow solutions that accelerate existing business use-cases.  For purposes of authenticity and compliance, the offerings optionally leverage digital product passport type solutions that address regulations in Europe and similar use-cases globally.

In June 2024, the Company opened its K-Project Artificial Intelligence (AI) division that currently offers AI coding and language learning tools. The K-Project division’s AI operations seeks to integrate its AI technology applications and software solutions across various industries, creating and deploying AI personas.

GRHI’s management business plan is to fully deploy, market and and utilize its LOOT8 platform, expanding blockchain innovation in digital assets, the SocialFi revolution, and expanding into direct-to-business relationships, and build forward it’s K Project Division, focusing on its AI software solutions and programs. The K- Project expects to expand its sale and marketing of its unique language learning services and other AI initiatives tools that can be utilized to create specific AI personas for a number of industries, including but no limited to health care, law enforcement, governmental agencies, education, shipping logistics, travel, and other industries. The K Project has (1) one customer who is receiving AI persona coding services for the client’s specific operational needs.

Gold Rock Holdings, Inc. maintains an executive office in Virginia Beach, Virginia where all marketing, sales, and customer supports activities are implemented.

Transfer Agent

Our transfer agent is Legacy Stock Transfer. whose address is 16891 Addison Road, Suite 247, Addison, Texas, 75001 and its telephone number 972-612-4120.

Company Contact Information

Our principal executive and subsidiary offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained in our internet websites, www.goldrockholdings.com and loot8.io shall not constitute part of this report.

ITEM 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information called for under this item.

Item 1B. Unresolved Staff Comments.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCMARKETS since April 15, 2009, under the symbol “GRHI”

The following table sets forth the high and low bid prices for our common stock on the OTCPINK as reported by various market makers for 2024 and 2023.  The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	High	Low
2023 Quarter Ended:
March 31, 2023	$0.0045	$0.0045
June 30, 2023	$0.0037	$0.0037
September 30, 2023	$0.015	$0.0095
December 31, 2023	$0.075	$0.064

	High	Low
2024 Quarter Ended:
March 31, 2024	$0.06	$0.06
June 30, 2024	$0.06	$0.06
September 30, 2024	$0.05	$0.05
December 31, 2024	$0.035	$0.055

As of December 31, 2024, we were authorized to issue 850,000,000 shares, $0.001 par value, of our common stock, of which 238,136,969 shares were outstanding. Our shares of common stock are held by approximately 170 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Unless the context otherwise suggests, “we,” “our,” “us,” and similar terms, as well as references to “GRHI” or “Gold Rock” all refer to Gold Rock Holdings, Inc. as of the date of this report.

Going Concern

On December 31, 2024, we had total assets of $253,614 and total liabilities of $78,400. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2024, Gold Rock Holdings, Inc. had an accumulated deficit of $1,106,731, which included a net loss of $240,694. Also, during the year ended December 31 2024, we used net cash of $216,914 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

While we are attempting to generate revenues, our cash position may not be significant enough to support our daily operations.  Management intends to raise additional funds by way of an offering of our debt or equity securities (See Item 9B- Other Information).  Management believes that the actions presently being taken to further implement our business plan and generate revenues provide the opportunity for Gold Rock Holdings, Inc. to continue as a going concern.  While we believe in the viability of our business strategy to generate revenues and in our ability to raise additional funds, we may not be successful.

Our ability to continue as a going concern is dependent upon our capability to further implement our business plan and generate revenues.

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023.

Revenues for the Company’s year ended December 31, 2024 totaled $138,000 from sales of it AI coding and language modeling and in December 31, 2023 the Company had -0- revenue.

Cost of Goods Sold for the year ended December 31, 2024 and December 31, 2023 totaled $-0-.

Gross profit for the year ended December 31, 2024 was $138,000 and for the year ended December 31, 2023 was $-0- due to no sales.

Gross profit margins for year ended December 31, 2024 increased to 100% from 0% for the year ended December 31, 2023.

General and Administrative expenses for the year ended December 31, 2024 totaled $108,837 compared to $50,311 for December 31, 2023, primarily due to increases in professional service fees and other general business expenses.

Total Operating expenses for the year ended December 31, 2024 totaled $379,194 compared to $232,311 for December 31, 2023. Advertising fees were $30,857 for the year ended December 31, 2024 compared to $-0- advertising cost for the year ended December 31, 2023. Board of Director fees were $212,500 for the year ended December 31, 2024 compared to $170,000 for the year ended December 31, 2023. Consulting Fees for the year ended December 31, 2024 were $27,000 compared to $12,000 in December 31, 2023.

Net Loss

Net loss for the years ended December 31, 2024 and 2023 were $240,694 and $232,311 respectively. The increases in loss was due to the increases in advertising cost, consulting fees, board of directors compensation and General and Administrative cost.

Liquidity and Capital Resources:

As of December 31, 2024, our assets totaled 253,614 that consist of $209,614 in cash and $44,000 in account receivable. The Company’s total liabilities were 78,400 which consisted of accounts payable and accrued expenses and accrued board of director compensation fees. As of December 31, 2024, the Company had an accumulated deficit of $1,106,731 and working capital of $175,214.

For the year ended December 31, 2024, net cash used in operations of $216,194 was the result of a net loss of $240,694, from an increase in accounts receivables of $44,000, a decrease in accounts payable and accrued expenses of $8,500 and from an increase in accrued board of directors’ compensation of $77,000.

For the year ended December 31, 2023, net cash used in operations of $22,258 was the result of a net loss of $231,311, from common stock issued for board of director and consulting services of $172,000 and from common stock issued to prepay director for payment of operating expenses of $29,000 and from the increase in accounts payable and accrued expenses of $8,725.

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

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2024, and 2023.

Cash from Financing Activities

Net cash provided by financing activities was $425,700 for year ended December 31, 2024, and was $21,410 for year ended December 31, 2023.

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

●	The Company has inadequate segregation of duties within its cash disbursement control design.

●	During the year ended December 31, 2024, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

●	The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans, as capital becomes available to the Company, to increase the accounting and financial reporting staff and provide future investments in the continuing education and public company accounting training of our accounting and financial professionals.

Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors, and;

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the May 2013 updated criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

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

Because of the material weakness described above, management concluded that, as of December 31, 2024 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

On February 1, 2024, the Company’s wholly-owned subsidiary LOOT8, Inc. hired Anthony Denkinger as its Chief Executive Officer.

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

On February 20, 2024, the Company entered into a Business Advisory Agreement with EAN Companies. The agreement call for EAN Companies and its representative to provide consulting and financial marketing services for a total fee of $15,000; $5000 paid at the time of signing, February 20, 2024, and subsequent monthly payments of $2500. The agreement ended on June 19, 2024 and the Company didn’t re-engage.

On May 7, 2024, the Company’s changed its PCAOB auditing firm to Michael Gillespie & Associates, CPAs,PLLC.

On June 01, 2024, GRHI started a new operational division, “K Project,” a division committed to finding new technological advancements in Artificial Intelligent (AI) applications through unique AI agent personas.

On July 2, 2024, LOOT8, Inc., the Company’s wholly-owned subsidiary received from Perpetual Sports. LLC the return of approximately $20,833 to the Company for payments made on the consulting agreement for April and May 2024. The Company and Perpetual Sports mutually agreed to terminated month-to-month consultant agreement on July 18, 2024.

Subsequent Events

On February 6, 2025, the Company announced that Anthony Denkinger was appointed as Chief Operations Officer (COO) of Gold Rock Holdings, Inc.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Marcus Daley (1)	55	CEO/Chairman
Richard Kaiser	60	CFO/Secretary/Director
Merle Ferguson (1)	78	Chairman/President
Anthony Denkinger (2)	31	COO

(1) On October 2, 2023, the Board of Directors (“the Board”) accepted the resignation from Mr. Merle Ferguson as the Company’s Chief Executive Officer; Mr. Ferguson remains the Company’s Chairman of the Board and President of the Company. On October 3, 2023, the Board appointed Mr. Marcus Daley as a Board of Director and Chief Executive Officer (See Item 13 - Certain Relationships and Related Transactions and Director Independence).

(2) On February 6, 2025, the Board of Directors appointed Mr. Anthony Denkinger the Company’s Chief Operation Officer, and since February 1, 2024 he has been the Chief Executive Officer of the Company’s wholly-owned subsidiary, LOOT8, Inc.

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

Mr. Ferguson became Chairman of the Board of the Company in January 2000, and since January 2014 he has been the sole officer / director of the Company.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970.  From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah. Predictive Technology Group, Inc. is a biotech company involved in the manufacturing and marketing of products making stem cells and genetic therapeutics. Predictive Technology Group, Inc.’s stock trades on the OTC Markets-Pink. From January 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services.  The stock of Element Global trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. Mr. Ferguson became Chairman of the Board of the BioForce Nanosciences Holdings, Inc. on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the BioForce Nanosciences Holdings, Inc., a company which sells vitamin supplements and which is located in Virginia Beach, Virginia. He resigned as CEO and President of Bioforce in November 2021, but remains BFNH’s Chairman. BFNH is a fully reporting entity with its stock trading on the OTC MARKET - Pink under the symbol BFNH. From November 2018 to April 2023, Mr. Ferguson served as President, Chairman and CEO of Bravo Multinational, Inc., which is traded on the OTC Markets under the symbol BRVO and operates gaming machines in the casino industry. The Board reviewed Mr. Ferguson’s background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

Richard Kaiser in August 2022 became a Director, CFO, Corporate Secretary and Corporate Governance Officer of Gold Rock Holdings, Inc. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. From July 1, 2013 to the present, Mr. Kaiser has also served as a Director, Secretary and CFO of BioForce NanoSciences Holdings, a public company formed under the laws of Nevada with its headquarters located in Virginia Beach, Virginia. BioForce NanoSciences Holdings, Inc. is in the business private labeling vitamins and nutritional supplements. BioForce NanoSciences Holdings, Inc. trades under the symbol BFNH on the OTC Markets.  From April 1, 2015 to the present, Mr. Kaiser has also served as a Director, Secretary, and CFO of Bravo Multinational, Inc., a public company under symbol BRVO on OTC Markets. Bravo Multinational Incorporated is formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA.  Bravo is in the business of buying and selling casino gaming equipment. In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University (formerly known as Michigan State University-Honors College). The Board reviewed Mr. Kaiser’s background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

Anthony Denkinger on February 1, 2024 became the Chief Executive Officer (CEO) at LOOT8, Inc. (LOOT8), which is a wholly owned subsidiary of Gold Rock Holdings, Inc. LOOT8 drives advanced solutions in AI and blockchain. He honed his leadership and operational acumen as a U.S. Air Force Captain, overseeing hundreds of personnel across critical logistical operations. Holding a B.S. from the U.S. Air Force Academy and an MBA from the University of Illinois, he blends strategic thinking with agile methodologies to tackle complex challenges. On February 6, 2025 Mr. Denkinger was appointed the Chief Operations Officer of Gold Rock Holdings, Inc. Mr. Denkinger’s results-focused leadership style unites cross-functional teams, fostering trust and decisive action. The Board reviewed Mr. Denkinger’s background and considered him qualified for his positions.

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert, because it has inadequate financial resources at this time to hire such an expert.

The Company anticipates that a qualified financial expert will be obtained when the Company’s financial position improves.

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (1)(2)

Marcus Daley, CEO & Directors (2)	2023 2024	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

Merle Ferguson President & Chairman	2023 2024	$95,000 $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$410,000(3) $-0-

Richard Kaiser CFO, Secretary & Director	2023 2024	$75,000 $75,000	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$23,000 (4) $38,350 (4)
Anthony Denkinger COO	2023 2024	$-0- $150,000	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $120,000 (5)

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.
(2)	Marcus Daley became CEO and Director on October 3, 2023. In 2023 & 2024, no compensation contract has been entered into with Mr. Daley as of the date of this filing.
(3)	Mr. Ferguson received $95,000 in restricted shares for Board of Director/Officer salary, $350,000 in restricted shares for repayment on working capital and service expenses paid on behalf of the Company from 1998 to 2023, received $29,000 in restricted shares for 2023 expenses paid on behalf of the Company, and received $31,000 for Board of Director/officer fees accrued prior to 2023. On January 01, 2024, Mr. Ferguson’s contract was cancelled, no new compensation agreement in place.
(4)	In 2023, Mr. Kaiser received $75,000 in restricted shares for Board of Director/Officer Salary, and received $23,000 in fees owed to him for past role as consultant to the Company. In 2024, Mr. Kaiser received $26,500 in compensation on accrued wages owed and $12,000 in consulting fee to YES International, a Company controlled by Mr. Kaiser
(5)	Anthony Denkinger on February 1, 2024 entered into a 2-year employment contract with the Company’s wholly-owned subsidiary LOOT8, Inc. whereas he is the CEO. The parent Company Gold Rock Holdings, Inc. pays him as the COO of LOOT8, Inc. $10,000 per month with $2,500 being deferred; accrued payment not expected until such time when the Company and/or wholly subsidiary has stronger financial status. On February 6, 2025, Mr. Denkinger became the COO of Gold Rock Holdings, Inc. and at this time he does not have an employment compensation agreement.

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

The Company had no employment agreement with Mr. Kaiser through December 31, 2022. Prior to becoming an officer/director Mr. Kaiser had a consulting agreement with the Company. The consulting agreement is a monthly agreement for the period ending 2024 and is still active with Mr. Kaiser’s company YES International (See Exhibit 10.2).

As of the date of this filing, Mr. Daley has yet to enter into an employment agreement with the Company. Mr. Daley has decided to wait until the Company can become financial stable before entering into an employment agreement with the Company.

On February 01, 2024, Mr. Anthony Denkinger entered into an employment agreement with the Company’s wholly-owned subsidiary, LOOT8, Inc. as the Chief Executive Officer. The contract is a 2-year agreement which will terminate on January 31, 2026, but can continue on a month-to-month bases with a 30-day notification prior to the contract’s end date. Anthony Denkinger receives $12,500 per month of which $2,500 is deferred until the Company’s wholly-owned subsidiary and/or the parent Company, Gold Rock Holdings, Inc. has the financial health to support full payment on accrued wages. On February 6, 2025, Anthony Denkinger was appointed the Chief Operations Officer (COO) of Gold Rock Holdings, Inc., and at this time there in no compensation agreement with the parent Company.

Stock Options

The Company had no stock options outstanding at December 31, 2024.

Board of Directors Compensation

Mr. Ferguson, President/Chairman was paid $95,000 in the form of new common stock awards for his services as an Office/Director of the Company for the year ended December 31, 2023. On January 1, 2024, Mr. Ferguson cancelled his Director compensation agreement*

Mr. Kaiser, CFO/Secretary/Director was paid $75,000 in the form of new common stock awards for his services as an Officer/Director of the Company for the year ended December 31, 2023.* During the period ending 2024, Mr. Kaiser had received monetary compensation for accrued wages equaling $26,350.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2024, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)

Marcus Daley(2) 2020 General Booth Blvd. Virginia Beach, VA 23454	165,032,519	69.30%

Richard Kaiser(3) 2020 General Booth Blvd. Virginia Beach, VA 23454	5,997,043	2.52%

Merle Ferguson 2020 General Booth Blvd Virginia Beach, VA 23454	-0-	-0-

Anthony Denkinger(4) 2020 General Booth Blvd Virginia Beach, VA 23454	6,919,231	2.905%

All Officers and Directors as a Group (4 persons)	202,706,486	74.725%

(1)	Applicable percentage ownership is based on 238,136,969 shares outstanding as of March 10, 2025. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of the date of this filing

(2)	Marcus Daley became the controlling shareholder and Office/Director in October 2023.

(3)	Mr. Kaiser owns directly 5,99,5834 shares of common stock and he owns 1,209 shares beneficially through his Company, Yes International. Mr. Kaiser became a officer/director in August 2022.

(4)	Anthony Denkinger on February 1, 2024 became the Chief Executive Officer of LOOT8, Inc. the Company’s wholly-owned subsidiary, and on February 6, 2025 he became the Chief Operations Officer for Gold Rock Holdings, Inc.

All Officer/Director beneficial ownership reports are current and filed with US SEC EDGAR system.

RECENT SALES OF UNREGISTERED SECURITIES.

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

2024 Unregistered Securities

On January 2, 2024, the Company signed a stock subscription agreement with an accredited investor in the amount of $50,000 for 833,333 shares of restricted common stock. On April 4, 2024, the Company issued restricted 144-shares at $0.06 per share.

On January 31, 2024, the Company signed a stock subscription agreement with an accredited investor in the amount of $50,000 for 833,333 shares of restricted common stock. On April 4, 2024, the Company issued restricted 144-shares at $0.06 per share.

On February 7, 2024, the Company signed a stock subscription agreement with an accredited business entity in the amount of $200,000 for 3,333,333 shares of restricted common stock. On April 4, 2024, the Company issued restricted 144-shares at $0.06 per share.

On February 20, 2024, the Company signed a stock subscription agreement with an accredited business entity in the amount of $50,000 for 833,333 shares of restricted common stock. On April 4, 2024, the Company issued restricted 144-shares at $0.06 per share.

On June, 2024, the Company signed a stock subscription agreement with an accredited investor in the amount of $75,000 for 1,250,000 shares of restricted common stock. On July 1 2024, the Company issued restricted 144-shares at $0.06 per share.

In 2024, the above stock issuances of 7,083,332 restricted shares in aggregate were not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuance. The proceeds are for the Company’s working capital needs.

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

As of the date of this filing the Company has outstanding 238,136,969 shares of common stock, par value $0.001 per share.

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

On October 3, 2023, after the change in shareholder control, Mr. Marcus Daley became the Company’s CEO/Director. He has paid $11,219 in 2023 for professional services and other Company expenses.

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

Mr. Richard Kaiser, CFO, Secretary and Director is the owner of YES International which has a consulting agreement with Gold Rock Holdings, Inc. (See Exhibit 10.2). YES International is to receive $1000 per month for its services. The Consulting expense for each of the years ended December 31, 2024 and 2023 was $12,000, respectively. Outside of the consulting agreement, the Company paid YES International for each of the years ended December 31, 2024 and 2023 for press release wire services and Edgar filing fees a total in the amount of $5,265 and $375 respectively.

Except as otherwise indicated above, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borgers CPA PC for audit and review services for financial statements for the year ended December 31, 2024 was $27,500 and for the year ended December 31, 2023 was $38,500.

The aggregate fees billed by Michael Gillespie & Associates, CPAs,PLLC for audit and review services for financial statements for the year ended December 31, 2024 was $31,000 (On May 7, 2024, the Company’s changed its PCAOB auditing firm to Michael Gillespie & Associates, CPAs ,PLLC.)

Tax Fees

There were no aggregate fees billed by BF Borgers CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2023.

There were no aggregate fees billed by Michael Gillespie & Associates, CPAs, PLLC. for professional services rendered for tax services for the fiscal years ended December 31, 2024.

All Other Fees

There were no other fees billed by BF Borgers CPA PC for professional service rendered for the fiscal years ended December 31, 2023, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Michael Gillespie & Associates, CPAs, PLLC. for professional service rendered for the fiscal years ended December 31, 2024, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

ITEM 15. Financial Statements and Exhibits.

Index to Financial Statements  F-1- F-9

(b) Index to Exhibits.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation*
3.2	Bylaws*
10.1	Employment Agreement – Merle Ferguson (Old Contract)*
10.2	Consulting Agreement– Richard Kaiser (Yes International)*
10.3	Employment Agreement – Merle Ferguson (New Contract)*
10.4	Employment Agreement – Richard Kaiser*
10.5	Employment Agreement - Anthony Denkinger+
31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification Chief Fianancial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002+
32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002+
32.2	Certification Chief Fianancial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002+
101	Interactive XBRL Instance Document (XBRL tags are embedded within the Inline XBRL document)+

* Previously filed

+ Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Date: March 25, 2025

By	/s/ Marcus Daley
Marcus Daley , Chief Executive Officer and Director

By	/s/Richard Kaiser
Richard Kaiser, Chief Financial Officer, Secretary, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marcus Daley	Chief Executive Officer and Director	March 25, 2025
Marcus Daley

/s/ Richard Kaiser	Chief Financial Officer, Secretary and Director	March 25, 2025
Richard Kaiser

FINANCIAL INFORMATION

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS

AT

DECEMBER 31, 2024

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID #6108)

To the Shareholders, Board of Directors & Shareholders

Gold Rock Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Gold Rock Holdings, Inc. as of December 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years December 31, 2024  and 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, although the Company has limited operations and it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2024.

PCAOB ID: 6108

Vancouver, Washington

March 20, 2025

Gold Rock Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,	2024	2023
ASSETS
Current Assets
Cash	$209,614	$108
Accounts Receivable	44,000	-

Total Current Assets	253,614	108

Total Assets	$253,614	$108

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and Accrued Expenses	$1,400	$9,900
Accrued Board of Director / Officer Compensation	77,000	-

Total Current Liabilities	78,400	9,900

Total Liabilities	78,400	9,900

Stockholders’ Equity (Deficit)
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 238,136,969 and 231,053,636 Issued and Outstanding, Respectively	238,136	231,053
Additional Paid-In-Capital	1,043,809	625,192
Accumulated Deficit	(1,106,731)	(866,037)

Total Stockholders’ Equity (Deficit)	175,214	(9,792)

Total Liabilities and Stockholders’ Equity (Deficit)	$253,614	$108

The accompanying notes are an integral part of these consolidated financial statements.

Gold Rock Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2024	2023
Sales	$138,500	$-

Cost of Sales	-	-

Gross Profit	138,500	-

Operating Expenses
Advertising	30,857	-
Board of Directors / Officer Compensation	212,500	170,000
Consulting	27,000	12,000
General and Administrative	108,837	50,311

Total Expenses	379,194	232,311

Net Loss	$(240,694)	$(232,311)

Weighted Average Number of Common Shares - Basic and Diluted	237,292,251	97,255,847

Net Loss Per Common Shares -Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Gold Rock Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2024	2023

Cash Flows from Operating Activities

Net Loss	$(240,694)	$(232,311)
Non-Cash Adjustments:
Common Stock Issued for Board of Director & Consulting Services	-	172,000
Common Stock Issued to Prepay Director for Payment of Operating Expenses	-	29,000
Changes in Assets and Liabilities:
Accounts Receivable	(44,000)	-
Accounts Payable and Accrued Expenses	(8,500)	8,725
Accrued Board of Directors / Officer Compensation	77,000	-

Net Cash Flows Used In Operating Activities	(216,194)	(22,586)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash Proceeds Received from Sale of Common Stock	425,000	-
Capital Contributions from Directors	700	21,410

Net Cash Flows Provided by Financing Activities	425,700	21,410

Net Change in Cash	209,506	(1,176)

Cash - Beginning of Year	108	1,284

Cash - End of Year	$209,614	$108

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Gold Rock Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders’
For The Year Ended December 31, 2023	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2023	87,482,208	$87,482	$144,353	$(633,726)	$(401,891)

Common Stock Issued for Accounts Payable and Accrued Expenses	95,714,286	95,714	306,286	-	402,000

Common Stock Issued to Prepay Director for Payment of Operating Expenses	6,904,761	6,905	22,095	-	29,000

Common Stock Issued for Board of Director & Consulting Services	40,952,381	40,952	131,048	-	172,000

Capital Contributions - Directors	-	-	21,410	-	21,410

Net Loss	-	-	-	(232,311)	(232,311)

Balance - December 31, 2023	231,053,636	$231,053	$625,192	$(866,037)	$(9,792)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders’
For The Year Ended December 31, 2024	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2024	231,053,636	$231,053	$625,192	$(866,037)	$(9,792)

Common Stock Sold	5,833,333	5,833	344,167	-	350,000

Capital Contributions - Directors	-	-	700	-	700

Common Stock Sold	1,250,000	1,250	73,750	-	75,000

Net Loss	-	-	-	(240,694)	(240,694)

Balance - December 31, 2024	238,136,969	$238,136	$1,043,809	$(1,106,731)	$175,214

The accompanying notes are an integral part of these consolidated financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization & Description of Business

The Company was incorporated in the State of Nevada in February 1997 as Affordable Homes of America. In March 1999 we merged into Kowtow, Inc. and changed our name to Affordable Homes of America, Inc.  On October 12, 2000, we changed our name to World Homes, Inc. and on August 23, 2001, we changed our name to Composite Industries of America, Inc. On September 02, 2004, the Company changed its name to Gold Rock Holdings, Inc. On January 08, 2009, the Company did a name change to The Affordable Homes Group, Inc. On March 01, 2011, the Company changed its name to Global Green Group, Inc. On January 09, 2015, the Company changed its name back to Gold Rock Holdings, Inc., the current name of the Company. In 2019, Gold Rock Holdings, Inc. established itself as a provider of engineering and construction management services producing site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. The Company changed its business model from engineering and construction management services, as a result of a change in control on October 2, 2023. Gold Rock intends to grow and further establish itself through mergers, acquisition and management of technological assets. On December 12, 2023, the Company formed a wholly owned subsidiary in the State of Wyoming by the name of LOOT8, Inc. LOOT8, Inc., had no activity through December 31, 2023. LOOT8, Inc. currently is in the beta testing phase of its business and has no revenue. However, it has developed a Web3 content management system (CMS) pioneering the “Relationship Economy” through SocialFi, and a new monetization model. This model is designed to empower individuals with compelling stories to monetize their relationships beyond traditional influencer models. In June 2024, the Company began AI development work utilizing unique artificial inelegance language model persona, creating AI agent applications uniquely suited for a variety of industrial, commercial and enterprise applications. The AI coding and language modeling is handled through the Company’s K-Project division which currently has (1) one customer.

NOTE 2 – Summary of Significant Accounting Policies

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Accounts Receivable

The Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts is required.  If amounts become uncollectible, they will be charged to operations when that determination is made.

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

NOTE 3 - Recently Issued Accounting Standards

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

NOTE 4 - Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,106,731 at December 31, 2024, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due. While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 5 - Related Party Transactions

During the year ended December 31, 2024, a director of the Company paid one invoice of the Company in the amount of $700. This amount will not be reimbursed to the director and is included in additional paid in capital at December 31, 2024.  During the year ended December 31, 2023 three (3) of the board of directors paid all expenses of the Company in the amount of $50,410.  The Company advanced to the director who pays the operating expenses 6,904,761 shares of common stock valued $29,000 based upon the closing price of $0.0042 at date of issuance to reimburse and prepay the director of his out of pocket costs paid on behalf of the Company. The amount paid during the years ended December 31, 2023 that was not to be reimbursed was $21,410 and was included in additional paid in capital.

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for each of the years ended December 31, 2024 and 2023 was $12,000, respectively.

The Company entered into a compensation agreement beginning January 1, 2023 and ending on December 31, 2028 in the amount of $95,000 annually, payable in common stock with its Board Chairman. This contract was terminated in October 2023 and a new contract has yet to be agreed upon. An additional contract was approved for the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares and/or cash.. LOOT8 has an agreement to pay their officer $12,500 a month which includes $2,500 of deferred compensation. $27,500 of deferred compensation is included in accrued board of director/officer compensation at December 31, 2024. Board of directors’/officer compensation for the years ended December 31, 2024 and 2023, was $212,500 and $170,000, respectively.

The Company utilizes the services of Yes International. LLC., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For each of the years ended December 31, 2024 and 2023 the Company paid press release wire services and filing fees a total in the amount of $5,265 and $375 respectively. The Company also currently operates out of the Yes International Inc., offices at no cost.

The Company entered into an agreement with the officer of LOOT8 for $12,500 monthly of which $10,000 will be paid monthly and $2,500 will be deferred until the Company’s financial health is projected to support full payment. Board of director compensation for the years ended December 31, 2024 and 2023 was $137,500 and $-0-, respectively.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value.  Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred.  Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At December 31, 2024 and 2023 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At December 31, 2024 and 2023 there were 238,136,969 and 231,053,636 shares issued and outstanding, respectively.

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

During the year ended December 31, 2024, the Company sold 7,083,333 shares and received $425,000.

NOTE 7 – Sponsorship Commitment

On February 13, 2024, LOOT8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with a consultant to the University of Houston in the amount of $125,000 for one year ending on February 12, 2025, to be paid in twelve (12) installments of $10,416.66 each. As of July 18, 2024, the Company and the consultant have agreed to terminate the consulting agreement.  For the year ended December 31, 2024 a refund of $20,833 is included in general and administrative expenses.  For the year ended December 31, 2024, $20,816 is included in general and administrative expenses. The Company, however, has directly communicating with the University of Houston to determine if a direct sponsorship agreement can be obtainable.  An agreement is yet to be set in place.

NOTE 8 – Concentrations

For the year ended December 31, 2024 the Company’s sales were with one (1) customer and amounted to $138,500.

NOTE 9- Subsequent Event

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2024 to the date of March 25, 2025 and has determined that it does not have any material subsequent events to disclose in these financial statements.

