Form 10-Q
period 2025-03-31
GOLD ROCK HOLDINGS, INC.
filed 2025-05-06
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 5, 2025 the registrant had outstanding 238,169,969 shares of common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
MARCH 31, 2025

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$205,309	$209,614
Accounts Receivable	44,000	44,000

Total Current Assets	249,309	253,614

Total Assets	$249,309	$253,614

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$4,250	$1,400
Accrued Board of Director/Officer Compensation	149,000	77,000

Total Current Liabilities	153,250	78,400

Total Liabilities	153,250	78,400

Stockholders' Equity
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 238,136,969 Issued and Outstanding	238,136	238,136
Additional Paid-In-Capital	1,043,809	1,043,809
Accumulated Deficit	(1,185,886)	(1,106,731)

Total Stockholders' Equity	96,059	175,214

Total Liabilities and Stockholders' Equity	$249,309	$253,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended March 31,	2025	2024

Sales	$67,500	$-

Cost of Sales	-	-

Gross Profit	67,500	-

Operating Expenses
Advertising	7,280	-
Board of Directors/Officer Compensation	112,500	100,000
Consulting	4,000	10,500
General and Administrative	22,875	55,096

Total Expenses	146,655	165,596

Net Loss for the Period	$(79,155)	$(165,596)

Weighted Average Number of Common Shares - Basic and Diluted	238,136,969	234,808,214

Net Loss for the Period Per Common Shares - Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

Three Months Ended March 31,	2025	2024
Cash Flows from Operating Activities

Net Loss for the Period	$(79,155)	$(165,596)

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	2,850	(6,025)
Accrued Board of Directors/Officer Compensation	72,000	80,000

Net Cash Flows Used In Operating Activities	(4,305)	(91,621)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash Proceeds Received from Sale of Common Stock	-	350,000
Capital Contributions from Directors	-	700

Net Cash Flows Provided by Financing Activities	-	350,700

Net Change in Cash	(4,305)	259,079

Cash - Beginning of Period	209,614	108

Cash - End of Period	$205,309	$259,187

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
Three Months Ended March 31, 2024		Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2024	231,053,636	$231,053	$625,192	$(866,037)	$(9,792)

Common Stock Sold	5,833,333	5,833	344,167	-	350,000

Capital Contributions - Directors	-	-	700	-	700

Net Loss for the Period	-	-	-	(165,596)	(165,596)

Balance - March 31, 2024	236,886,969	$236,886	$970,059	$(1,031,633)	$175,312

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
Three Months Ended March 31, 2025		Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2025	238,136,969	$238,136	$1,043,809	$(1,106,731)	$175,214

Net Loss for the Period	-	-	-	(79,155)	(79,155)

Balance - March 31, 2025	238,136,969	$238,136	$1,043,809	$(1,185,886)	$96,059

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2024 audited financial statements and the unaudited condensed consolidated financial statements as of March 31, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”). It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results of operations expected for the year ending December 31, 2025.

Method of Accounting

The Company’s condensed consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”)

Use of Estimates

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

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,185,886 at March 31, 2025, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due. While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 5 – Related Party Transactions

During the three months ended March 31, 2024, a director of the Company paid one invoice of the Company in the amount of $700. This amount will not be reimbursed to the director and is included in additional paid in capital at March 31, 2024.

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for the three months ended March 31, 2025 and 2024 was $4,000 and $3,000, respectively.

The Company entered into a compensation agreement beginning January 1, 2023 and ending on December 31, 2028 in the amount of $95,000 annually, payable in common stock with its Board Chairman. This contract was terminated in October 2023 and a new contract has yet to be agreed upon. An additional contract was approved for the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares. Loot8 has an agreement to pay their officer $12,500 a month which includes $2,500 of deferred compensation. $35,000 and $27,500 of deferred compensation is included in accrued board of director/officer compensation at March 31, 2025 and December 31, 2024, respectively. Board of director/officer compensation for the three months ended March 31, 2025 and 2024 was $112,500 and $100,000, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three months ended March 31, 2025 and 2024 the Company paid press release wire services and filing fees a total in the amount of $2,840 and $685 respectively. The Company also currently operates out of Yes International Inc., offices at no cost.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred. Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At March 31, 2025 and December 31, 2024 there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value. At March 31, 2025 and December 31, 2024, there were 238,136,969 shares issued and outstanding.

During the three months ended March 31, 2024, the Company sold 5,833,333 shares and received $350,000.

NOTE 7 – Sponsorship Commitment

On February 13, 2024, Loot8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with a consultant to the University of Houston in the amount of $125,000 for one year ending on February 12, 2025, to be paid in twelve (12) installments of $10,416.66 each. As of July 18, 2024, the Company and the consultant have agreed to terminate the consulting agreement. For the three months ended March 31, 2024, $20,827 is included in general and administrative expenses. The Company, however, is directly continuing their sponsorship agreement with the University of Houston. An agreement is yet to be set in place.

NOTE 8 – Concentrations

For the three months ended March 31, 2025, the Company’s sales were with two (2) customers and amounted to $67,500.

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025 to the date of May 15, 2025 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

LOOT8, Inc. currently in its infancy in marketing its Web3 online platform phase of its business and has nominal revenue. However, it has developed a Web3 content management system (CMS) pioneering the “Relationship Economy” through SocialFi, and a new monetization model. This model is designed to empower individuals with compelling stories to monetize their relationships beyond traditional influencer models.

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

In June 2024, the Company began AI development work utilizing unique artificial inelegance language model persona, creating AI agent applications uniquely suited for a variety of industrial, commercial and enterprise applications. The AI coding and language modeling is handled through the Company’s K-Project division.

GRHI's management business plan is to fully deploy, market and and utilize its LOOT8 platform, expanding blockchain innovation in digital assets, the SocialFi revolution, and expanding into direct-to-business relationships, and build forward it's K Project Division, focusing on its AI software solutions and programs. The K- Project expects to expand its sale and marketing of its unique language learning services and other AI initiatives tools that can be utilized to create specific AI personas for a number of industries, including but no limited to health care, law enforcement, governmental agencies, education, shipping logistics, travel, and other industries. The K Project has (1) one customer who is receiving AI persona coding services for the client's specific operational needs.

Throughout the month of January 2025, the Company's wholly-owned subsidiary LOOT8, Inc. launched its "Singer and Song Writter Contest" on its Web3 social media platform. Constatanst performed unique and orignal songs live on the plartform and the winner received $900 and was able to peform with country music stars at Nashiville's CRS (Country Radio Seminar) in February 2025. LOOT8, Inc. received a small sponshorsip amount from a sponsor in the amount of $1,500. Eventhough the even was a great success in terms of showcasing the attributes of the LOOT8, Inc.'s web3 technical and social media attributes the cost to launch the contest outweight the sponshorship amounts received.

Gold Rock Holdings, Inc. maintains an executive office in Virginia Beach, Virginia where all marketing, sales, and customer supports activities are implemented.

Compensation Agreements

The Company entered into an employment contract with Mr. Kaiser for his roles as CFO/Secretary/Director for a three (3) year period from January 01, 2023 until December 31, 2026, annual pay at $75,000.

The Company has a consulting agreement with Mr. Kaiser's Company, YES INTERNATIONAL, LLC., for general consulting services and to provide executive office space for Gold Rock Holdings, Inc. The agreement is on a month-to-month basis for $1,000 per month with a 30-day advance notice to discontinue services.

On February 6, 2025, the Company announced that Anthony Denkinger was appointed as Chief Operations Officer (COO) of Gold Rock Holdings, Inc. Mr. Denkinger doesn't have a compensation agreement with Gold Rock Holdings, Inc. but does have a compensation agreement with the Company's wholly owned subsidiary, LOOT8, Inc. Mr. Denkinger. Anthony Denkinger on February 1, 2024 entered into a 2-year employment contract with the Company's wholly owned subsidiary LOOT8, Inc. whereas he is the CEO. The parent Company Gold Rock Holdings, Inc. pays him as the COO of LOOT8, Inc. $10,000 per month with $2,500 being deferred; accrued payment not expected until such time when the Company and/or wholly subsidiary has stronger financial status

Mr. Marcus Daley, Chief Executive Officer and Director, and Mr. Merle Ferguson, President and Chairman of Gold Rock Holdings, Inc. have no compensation agreements with the Company as of the date of this filing. Each agreed to enter into agreements at a future time when the Company has a stronger financial status.

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

Marcus Daley	Director/CEO (1)
Merle Ferguson	Chairman / President (2)
Richard Kaiser	Director/CFO/Secretary
Anthony Denkinger	Chief Operations Officer (3)

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

(4) Anthony Denkinger on February 1, 2024 became the Chief Executive Officer of LOOT8, Inc. the Company's wholly-owned subsidiary, and on February 6, 2025 he became the Chief Operations Officer for Gold Rock Holdings, Inc.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2025 and 2024 Statements

The Sales Revenue for the three months ended March 31, 2025 and for the three months ended March 31, 2024 were $67,500 and $-0-, respectively. During the three months ended March 31, 2025, the Company through its K - Project AI division and its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had $67,500 from two (2) customers, and for the same period ending March 31, 2024, the Company had no revenues.

The Cost of Goods Sold for the three months ended March 31, 2025 was $-0- and the Cost of Goods Sold for the three months ended March 31, 2024 was $-0-.

Gross Margins for the three months ended March 31, 2025 was 100%, the Company through its K - Project AI division and its LOOT8 Inc. wholly owned subsidiary's Web3 content management system had $67,500 in revenue, and during the same period in 2024 was 0%.

Gross Profit for the three months ended March 31, 2025 was $67,500 and for the three months ended March 31, 2024 was $-0-.

Operating expenses for three months ended March 31, 2025 totaled $146,655 from Advertising Expense, Board of Directors Compensation, Consulting fees, and General and Administrative Expenses compared to $165,596 for the three months ended March 31, 2024. This decrease in the three months ended March 31, 2025, compared to the same period ended March 31, 2024 was attributed to decreases in Board of Directors Compensation, Consulting fees, and General and Administrative Expenses.

Net Loss:

Net loss for the three months ended March 31, 2025 and 2024 were $79,155 and $165,596, respectively.

Liquidity and Capital Resources:

As of March 31, 2025 the Company’s assets totaled $249,309 which consisted of $205,309 in Cash and $44,000 in Accounts Receivable. Our total liabilities were $153,250 which consisted of Accounts Payable and Accrued Expenses and Accrued Board of Director and Officer Compensation fees. As of March 31, 2025, the Company had an accumulated deficit of $1,185,886 and working capital of $96,059.

For the Quarter ended March 31, 2025, net cash used in operations of $4,305 was the result of a net loss of $79,155, from an increase in Accounts Payables and Accrued Expenses of $2,850, a increase in accrued Board of Directors' and Officer Compensation of $72,000.

For the Quarter ended March 31, 2024, net cash used in operations of $91,621 was the result of a net loss of $165,596, from a decrease Accounts Payables and Accrued Expenses of $6,025, and from an increase accrued Board of Director and Officer Compensation of $80,000.

Gold Rock Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our operating expenses at this time. Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO, Marcus Daley, to advance funds as necessary to meeting our operating requirement (See Note 4 in Financial Statements).

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 were $4,305 and $91,621, respectively. The decrease in the amount of cash used during the three months ended March 31, 2025 was due to the decrease in net loss, increase in Accounts Payable and Accrued Expenses and Accrued Board of Director amd Officer Compensation when compared to the three months ended March 31, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three months periods ended March 31, 2025 and 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities was $-0- for three months ended March 31, 2025, and for three months ended March 31, 2024, it was $350,700 from Cash received from Sale of Common Stock and the Capital Contributions from Directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2025.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2025:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended March 31, 2025, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Unregistered Shares in 2024

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

Unregistered Shares in 2025

There have been no unregistered shares issued as of the date of this filing.

The Company has outstanding 238,136,969 shares of common stock, par value $0.001 per share as of the date of this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

On February 13, 2024, LOOT8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with Perpetual Sports. LLC a consultant to the University of Houston in the amount of $125,000 for one year ending on February 12, 2025, to be paid in twelve (12) installments of $10,416.66 each. On July 18, 2024, the Company and the consultant agreed to terminate the consulting agreement. The Company, however, has directly communicating with the University of Houston to determine if a direct sponsorship agreement can be obtainable. An agreement is yet to be set in place.

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description of Exhibit

10.01	Compensation Agreement, Anthony Denkinger as LOOT8, Inc.'s, dated February 1, 2024.(1)

10.02	Perpetual Sports Contract dated February 13, 2014. (1)

31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

101	Interactive Financial Data XBRL Extensions (iXBRL)+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101+

(1) Previously filed

+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: May 6, 2025	By: /s/ Marcus Daley Marcus Daley Chief Executive Officer / Director

Dated: May 6, 2025	By: /s/ Richard Kaiser Richard Kaiser Chief Financial Officer/ Secretary / Director

-19-