Form 10-Q
period 2025-06-30
GOLD ROCK HOLDINGS, INC.
filed 2025-08-01
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-56304

GOLD ROCK HOLDINGS, INC.

(Name of Small Business Issuer in its charter)

Nevada	000-56304	87-0434297
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At July 31, 2025 the registrant had outstanding 238,169,969 shares of common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
JUNE 30, 2025

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$210,044	$209,614
Accounts Receivable	48,800	44,000

Total Current Assets	258,844	253,614

Total Assets	$258,844	$253,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$1,400	$1,400
Accrued Board of Director/Officer Compensation	146,000	77,000

Total Current Liabilities	147,400	78,400

Total Liabilities	147,400	78,400

Stockholders' Equity
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 238,136,969 Issued and Outstanding	238,136	238,136
Additional Paid-In-Capital	1,043,809	1,043,809
Accumulated Deficit	(1,170,501)	(1,106,731)

Total Stockholders' Equity	111,444	175,214

Total Liabilities and Stockholders' Equity	$258,844	$253,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$70,800	$6,500	$138,300	$6,500

Cost of Sales	-	-	-	-

Gross Profit	70,800	6,500	138,300	6,500

Operating Expenses
Advertising	-	-	7,280	-
Board of Directors/Officer Compensation	37,500	37,500	150,000	137,500
Consulting	3,000	10,500	7,000	21,000
General and Administrative	14,915	51,499	37,790	106,595

Total Expenses	55,415	99,499	202,070	265,095

Net Income (Loss) for the Period	$15,385	$(92,999)	$(63,770)	$(258,595)

Weighted Average Number of Common Shares - Basic and Diluted	238,136,969	238,068,288	238,136,969	236,438,251

Net Income (Loss) for the Period Per Common Shares - Basic and Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

Six Months Ended June 30,	2025	2024

Cash Flows from Operating Activities

Net Loss for the Period	$(63,770)	$(258,595)

Changes in Assets and Liabilities:
Accounts Receivable	(4,800)	(6,500)
Accounts Payable and Accrued Expenses	-	(6,579)
Accrued Board of Directors/Officer Compensation	69,000	80,500

Net Cash Flows Provided by (Used In) Operating Activities	430	(191,174)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash Proceeds Received from Sale of Common Stock	-	425,000
Capital Contributions from Directors	-	700

Net Cash Flows Provided by Financing Activities	-	425,700

Net Change in Cash	430	234,526

Cash - Beginning of Period	209,614	108

Cash - End of Period	$210,044	$234,634

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three and Six Months Ended June 30, 2024	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2024	231,053,636	$231,053	$625,192	$(866,037)	$(9,792)

Common Stock Sold	5,833,333	5,833	344,167	-	350,000

Capital Contributions - Directors	-	-	700	-	700

Net Loss for the Period	-	-	-	(165,596)	(165,596)

Balance - March 31, 2024	236,886,969	$236,886	$970,059	$(1,031,633)	$175,312

Common Stock Sold	1,250,000	1,250	73,750	-	75,000

Net Loss for the Period	-	-	-	(92,999)	(92,999)

Balance - June 30, 2024	238,136,969	$238,136	$1,043,809	$(1,124,632)	$157,313

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three and Six Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2025	238,136,969	$238,136	$1,043,809	$(1,106,731)	$175,214

Net Loss for the Period	-	-	-	(79,155)	(79,155)

Balance - March 31, 2025	238,136,969	238,136	1,043,809	(1,185,886	96,059

Net Income for the Period	-	-	-	15,385	15,385

Balance - June 30, 2025	238,136,969	$238,136	$1,043,809	$(1,170,501)	$111,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada in February 1997 as Affordable Homes of America. In March 1999 we merged into Kowtow, Inc. and changed our name to Affordable Homes of America, Inc.  On October 12, 2000, we changed our name to World Homes, Inc. and on August 23, 2001, we changed our name to Composite Industries of America, Inc. On September 02, 2004, the Company changed its name to Gold Rock Holdings, Inc. On January 08, 2009, the Company changed their name to The Affordable Homes Group, Inc. On March 01, 2011, the Company changed its name to Global Green Group, Inc. On January 09, 2015, the Company changed its name back to Gold Rock Holdings, Inc., the current name of the Company. In 2019, Gold Rock Holdings, Inc. established itself as a provider of engineering and construction management services producing site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. The Company changed its business model from engineering and construction management services, as a result of a change in control on October 2, 2023. Gold Rock intends to grow and further establish itself through mergers, acquisition and management of technological assets. On December 12, 2023, the Company formed a wholly owned subsidiary in the State of Wyoming by the name of Loot 8, Inc. The subsidiary, Loot8, Inc., has developed a Web3 content management system (CMS) pioneering the “Relationship Economy” through SocialFi, and a new monetization model. This model is designed to empower individuals with compelling stories to monetize their relationships beyond traditional influencer models. In June 2024, Gold Rock Holdings, Inc. began AI development work, utilizing unique artificial intelligence (AI) language model persona, creating AI agent applications uniquely suited for a variety of industrial, commercial and enterprise applications. The AI coding and language modeling is handled through the Company’s K-Project division.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2024 audited financial statements and the unaudited condensed consolidated financial statements as of June 30, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation.  Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results of operations expected for the year ending December 31, 2025.

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

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with current year presentation. The reclassifications made to the prior year have no impact on net loss or overall presentation of the financial statements.

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

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,170,501 at June 30, 2025, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due. While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 5 – Related Party Transactions

During the six months ended June 30, 2024, a director of the Company paid one invoice of the Company in the amount of $700. This amount will not be reimbursed to the director and is included in additional paid in capital at June 30, 2024.

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for each of the three months ended June 30, 2025, and 2024 was $3,000.  Consulting expenses for the six months ended June 30, 2025 and 2024 was $7,000 and $6,000, respectively.

The Company entered into a compensation agreement beginning January 1, 2023 and ending on December 30, 2028 in the amount of $95,000 annually, payable in common stock with its Board Chairman. This contract was terminated in October 2023 and a new contract has yet to be agreed upon. An additional contract was approved for the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares. Loot8 has an agreement to pay their officer $12,500 a month which includes $2,500 of deferred compensation. $42,500 and $27,500 of deferred compensation is included in accrued board of director/officer compensation at June 30, 2025 and December 31, 2024, respectively. Board of director/officer compensation for the three and six months ended June 30, 2025 and 2024 was $37,500 (2024: $37,500) and $150,000 (2024: $137,500), respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three and six months ended June 30, 2025 and 2024 the Company paid press release wire services and filing fees a total in the amount of $-0- (2024: $1,970) and $2,841 (2024: $2,655) respectively. The Company also currently operates out of Yes International Inc., offices at no cost.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred. Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At June 30, 2025, and December 31, 2024, there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At June 30, 2025, and December 31, 2024, there were 238,136,969 shares issued and outstanding.

During the six months ended June 30, 2024, the Company sold 7,083,333 shares and received $425,000.

NOTE 7 – Sponsorship Commitment

On February 13, 2024, Loot8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with a consultant to the University of Houston in the amount of $125,000 for one year ending on February 12, 2025, to be paid in twelve (12) installments of $10,416.66 each. As of July 18, 2024, the Company and the consultant have agreed to terminate the consulting agreement. For the three and six months ended June 30, 2024, $20,827 and $41,649, respectively is included in general and administrative expenses. The Company, however, is directly continuing their sponsorship agreement with the University of Houston. An agreement is yet to be set in place.

NOTE 8 – Concentrations

For the three and six months ended June 30, 2025, the Company’s sales were with two (2) customers and amounted to $70,800 and $138,300, respectively.

For the three and six months ended June 30, 2024, the Company’s sales was with one (1) customer and amounted to $6,500 and $6,500, respectively.

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2025 to the date of July 22, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our financial statements and related notes thereto included in Part I, Item 1, above.

Forward-Looking Statements

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

The new monetization model is made up of three discrete revenue streams. It is planned that the first stream will be a direct-to-consumer (D2C) model where LOOT8 will employ Web3 technology to manage collectibles and fan engagements. Key initiatives include athletes', musicians', and influencers' Name, Image, and Likeness (NIL) rights, and revenue generation through a 10% transaction fee on subscriptions and digital collectible sales. The model also includes collaboration with LBX Food Robotics for vending machines at universities and other venues, which serve as sales points for digital memorabilia and collectible availability. The second anticipated revenue stream targets the youth market. LOOT8 plans to leverage high-profile athletes, musicians, and influencers to create personalized, customizable avatars. This feature is expected to contribute to revenue through a 10% transaction fee on cosmetic items for AI companions, while maintaining these digital assets on LOOT8’s platform. The third anticipated stream will utilize an enterprise model, leveraging Marcus Daley; GRHI's CEO's background with NeuralMetrics, towards Software as a Service (SaaS) and Platform as a Service (PaaS) licensing models. The Company plans to focus on Annual Contract Value (ACV) and Annual Recurring Revenue (ARR) from corporate clients. This approach will allow the Company to address enterprise needs in digital agent, persona and workflow solutions that accelerate existing business use-cases.  For purposes of authenticity and compliance, the offerings optionally leverage digital product passport type solutions that address regulations in Europe and similar use-cases globally.

In June 2024, the Company began AI development work utilizing unique artificial intelligence (AI) language model persona, creating AI agent applications uniquely suited for a variety of industrial, commercial and enterprise applications. The AI coding and language modeling is handled through the Company’s K-Project division.

In January 2025, the Company's wholly-owned subsidiary LOOT8, Inc. launched its "Singer and Song Writer Contest" on its Web3 social media platform. Contestants performed unique and original songs live on the platform and the winner received $900 and was able to perform with country music stars at Nashville's CRS (Country Radio Seminar) in February 2025. LOOT8, Inc. received a small sponsorship amount from a sponsor in the amount of $1,500. Even though the event was a great success in terms of showcasing the attributes of the LOOT8, Inc.'s web3 technical and social media attributes the cost to launch the contest outweighed the sponsorship amounts received.

During the three months ending June 30, 2025, the Company's K-Project division worked tirelessly on its SAID (Speech Artificial Intelligence On Demand) translation application (App). The App allows for almost instantaneously translations on any device without any internet and cloud connectivity. Management believes that the App could have an enormous application for a number of industry wide uses, including but not limited to health care, first responders, travel, sports, law enforcement, governmental agencies, and other industries. The App is available on all platforms for end-users seeking immediate and effortless translations of approximately one hundred (100) different languages.

GRHI's management business plan is to fully deploy, market and utilize its LOOT8 platform, expanding blockchain innovation in digital assets, the SocialFi revolution, and expanding into direct-to-business relationships, and build forward its K Project Division, focusing on its AI software solutions and programs. The K- Project expects to expand its sale and marketing of its unique language learning services and other AI initiatives tools that can be utilized to create specific AI personas for a number of industries, including but not limited to health care, law enforcement, governmental agencies, education, shipping logistics, travel, and other industries. The K Project has (1) one customer who is receiving AI persona coding services for the client's specific operational needs.

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

Marcus Daley	Director/CEO
Merle Ferguson	Chairman / President
Richard Kaiser	Director/CFO/Secretary
Anthony Denkinger	Chief Operations Officer (1)

(1) Anthony Denkinger on February 1, 2024, became the Chief Executive Officer of LOOT8, Inc. the Company's wholly-owned subsidiary, and on February 6, 2025, he became the Chief Operations Officer for Gold Rock Holdings, Inc.

Transfer Agent

Our transfer agent is Legacy Stock Transfer, Inc. whose address is 14673 Midway Road, Suite 220, Addison, Texas, 75001 and its telephone number, 972-612-4120.

Company Contact Information

Our principal executive and subsidiary offices are located at 2020 General Booth Blvd., Unit 230, Virginia Beach, VA 23454, telephone (757) 306-6090. The information to be contained on our website, www.goldrockholdings.com, shall not constitute part of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2025 and 2024 Statements

The sales revenue for the three months ended June 30, 2025 and for the three months ended June 30, 2024 were $70,800 and $6,500, respectively. During the three months ended June 30, 2025, the Company through its K - Project AI division had $70,800 from one (1) customer, and for the same period ending June 30, 2024, the Company had $6,500 in revenue. The Company's LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues during the three months ended June 30, 2025 and 2024.

The Cost of Goods Sold for the three months ended June 30, 2025 was $-0- and the Cost of Goods Sold for the three months ended June 30, 2024 was $-0-.

Gross Margins for the three months ended June 30, 2025 was 100%, and during the same period in 2024, Gross Margins were 100%.

Gross Profit for the three months ended June 30, 2025 was $70,800 and for the three months ended June 30, 2024 was $6,500.

Operating expenses for three months ended June 30, 2025 totaled $55,415 from Board of Directors/Officer Compensation, Consulting fees, and General and Administrative Expenses compared to $99,499 for the three months ended June 30, 2024. This decrease in the three months ended June 30, 2025, compared to the same period ended June 30, 2024 was attributed to decreases in Consulting fees, and General and Administrative Expenses.

Six Months – June 30, 2025 and 2024 Statements

The sales revenue for the Company for the six months ended June 30, 2025 was $138,300 and for the six months ended June 30, 2024 was $6,500. During the six months ended June 30, 2025, the Company's K-Project division sold AI services to one (1) customer, and its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had revenues of $1,500 from one (1) customer, and during the same period in 2024, the Company's K-Project division sold AI services to one (1) customer for $6,500 and its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had -0- revenues, no customers.

Cost of sales for the six months ended June 30, 2025 was $-0- and for the six months ended June 30, 2024 was $-0- respectively.

Gross Margins for the six months ended June 30, 2025 was 100%, and for six months ended June 30, 2024 was 100%. During the six months ended June 30, 2025, the Company K-Project division sold AI services to one (1) customer for $136,800 in revenues and its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had $1,500 in revenues from (1) customer.

Gross Profit for the six months ended June 30, 2025 was $138,300 and for the six months ended June 30, 2024 was $6,500.

Operating expenses for six months ended June 30, 2025, totaled $202,070 from Advertising, Board of Directors/Officer Compensation, Consulting Expense and General and Administrative expenses, compared to $265,095 for the six months ended June 30, 2024. The decrease during the same six month period ended June 30, 2025 was attributed to lower Consulting and General and Administrative expenses.

Net Income (Loss):

Net Income for the three months ended June 30, 2025 was $15,385, and the Net Loss for the three months ending June 30, 2024 was $92,999. Net loss for the six months ended June 30, 2025 and 2024 were $ 63,770 and $258,595, respectively.

Liquidity and Capital Resources:

As of June 30, 2025, the Company’s assets totaled $258,844 which consisted of $210,044 in Cash and $48,800 in Accounts Receivable. Our total liabilities were $147,400 which consisted of Accounts Payable and Accrued Expenses and Accrued Board of Directors/Officer Compensation fees. As of June 30, 2025 the Company had an accumulated deficit of $1,170,501 and working capital of $111,444.

For the six months ended June 30, 2025, net cash provided by operations of $430 was the result of a Net Loss of $63,700, from increases in Account Receivable of $4,800, Accounts Payables and Accrued Expenses of $-0-, and from an increase in accrued Board of Directors'/Officer Compensation of $69,000.

For the six month ended June 30, 2024, net cash used in operations of $191,174 was the result of a net loss of $258,595, from increases in Account Receivable of $6,500, increases in Accounts Payables and Accrued Expenses of $6,579, and from an increase accrued Board of Directors/Officer Compensation of $80,500.

Gold Rock Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

The Company's operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations.  We do not have sufficient revenues to pay our operating expenses at this time.  Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan. For the next 12 months the Company has an oral commitment from its CEO, Marcus Daley, to advance funds as necessary to meeting our operating requirement (See Note 4 in Financial Statements).

Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $430, and Net cash used in the six month ended June 30, 2024 was $191,174. The increase in the amount of cash provided by operating activities for the six months ended June 30, 2025, was due to the decrease in Net Loss, increase in Accounts Receivable, and the increases in Accrued Board of Directors/Officer Compensation when compared to the six months ended June 30, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the six months periods ended June 30, 2025 and 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities was $-0- for six months ended June 30, 2025, and for six months ended June 30, 2024, it was $425,700 from cash received from Sale of Common Stock and the Capital Contributions from Directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2025.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2025:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended June 30, 2025, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Unregistered Shares for the Six Months Ended June 2025

There have been no unregistered shares issued as of the date of this filing.

The Company has outstanding 238,136,969 shares of common stock, par value $0.001 per share as of the date of this filing.

Unregistered Shares in for the Six Months Ended June 2024

In June 2024, the Company signed a stock subscription agreement with an accredited investor in the amount of $75,000 for 1,250,000 shares of restricted common stock. On July 1, 2024, the Company issued restricted 144-shares at $0.06 per share.

The above stock issuances of restricted shares was not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuance. The proceeds were for the Company's working capital needs.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company has four websites: www.goldrockholdings.com, www.loot8.io, www.kproject.ai and www.saidtranslations.com.

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

GOLD ROCK HOLDINGS, INC.

Dated: August 1, 2025	By:	/s/ Marcus Daley
Marcus Daley
Chief Executive Officer / Director

Dated: August 1, 2025	By:	/s/ Richard Kaiser
Richard Kaiser
Chief Financial Officer/ Secretary / Director

-19-