Form 10-Q
period 2025-09-30
GOLD ROCK HOLDINGS, INC.
filed 2025-11-04
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At November 04, 2025 the registrant had outstanding 238,216,969 shares of common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS

AT

SEPTEMBER 30, 2025

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$207,499	$209,614
Accounts Receivable	48,800	44,000

Total Current Assets	256,299	253,614

Total Assets	$256,299	$253,614

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$1,540	$1,400
Accrued Board of Director/Officer Compensation	140,950	77,000

Total Current Liabilities	142,490	78,400

Total Liabilities	142,490	78,400

Stockholders' Equity
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 238,216,969 and 238,136,969 Issued and Outstanding, Respectively	238,216	238,136
Additional Paid-In-Capital	1,046,769	1,043,809
Accumulated Deficit	(1,171,176)	(1,106,731)

Total Stockholders' Equity	113,809	175,214

Total Liabilities and Stockholders' Equity	$256,299	$253,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$73,200	$66,000	$211,500	$72,500

Cost of Sales	-	-	-	-

Gross Profit	73,200	66,000	211,500	72,500

Operating Expenses
Advertising	-	-	7,280	-
Board of Directors/Officer Compensation	37,500	37,500	187,500	175,000
Consulting	6,040	4,000	13,040	25,000
Engineering	17,100	-	17,100	-
General and Administrative	13,235	4,095	51,025	110,690

Total Expenses	73,875	45,595	275,945	310,690

Net Income (Loss) for the Period	$(675)	$20,405	$(64,445)	$(238,190)

Weighted Average Number of Common Shares - Basic and Diluted	238,138,141	238,136,969	238,138,141	237,008,624

Net Income (Loss) for the Period Per Common Shares - Basic and Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

Nine Months Ended September 30,	2025	2024

Cash Flows from Operating Activities

Net Loss for the Period	$(64,445)	$(238,190)
Adjustments to Reconcile Net Loss for the Period to Net Cash
Used in Operating Activities:
Consulting Fees Paid with Common Stock Issuance	3,040	-
Changes in Assets and Liabilities:
Accounts Receivable	(4,800)	(44,000)
Accounts Payable and Accrued Expenses	140	(7,315)
Accrued Board of Directors/Officer Compensation	63,950	79,000

Net Cash Flows Used In Operating Activities	(2,115)	(210,505)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash Proceeds Received from Sale of Common Stock	-	425,000
Capital Contributions from Directors	-	700

Net Cash Flows Provided by Financing Activities	-	425,700

Net Change in Cash	(2,115)	215,195

Cash - Beginning of Period	209,614	108

Cash - End of Period	$207,499	$215,303

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED- UNAUDITED

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three and Nine Months Ended September 30, 2024	Shares	Amount	Capital	Deficit	Deficit

Balance - January 1, 2024	231,053,636	$231,053	$625,192	$(866,037)	$(9,792)

Common Stock Sold	5,833,333	5,833	344,167	-	350,000

Capital Contributions - Directors	-	-	700	-	700

Net Loss for the Period	-	-	-	(165,596)	(165,596)

Balance - March 31, 2024	236,886,969	$236,886	$970,059	$(1,031,633)	$175,312

Common Stock Sold	1,250,000	1,250	73,750	-	75,000

Net Loss for the Period	-	-	-	(92,999)	(92,999)

Balance - June 30, 2024	238,136,969	238,136	1,043,809	(1,124,632)	157,313

Net Loss for the Period	-	-	-	20,405	20,405

Balance - September 30, 2024	238,136,969	$238,136	$1,043,809	$(1,104,227)	$177,718

	Common Stock		Additional		Total
	$ 0.001 Par		Paid-In	Accumulated	Stockholders'
For the Three and Nine Months Ended September 30, 2025	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2025	238,136,969	$238,136	$1,043,809	$(1,106,731)	$175,214

Net Loss for the Period	-	-	-	(79,155)	(79,155)

Balance - March 31, 2025	238,136,969	238,136	1,043,809	(1,185,886	96,059

Net Income for the Period	-	-	-	15,385	15,385

Balance - June 30, 2025	238,136,969	238,136	1,043,809	(1,170,501)	111,444

Consulting Fees Paid with Common Stock	80,000	80	2,960	-	3,040

Net Loss for the Period	-	-	-	(675)	(675)

Balance - September 30, 2025	$238,216,969	$238,216	$1,046,769	$(1,171,176)	113,809

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2024 audited financial statements and the unaudited condensed consolidated financial statements as of September 30, 2025 and 2024, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation.  Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results of operations expected for the year ending December 31, 2025.

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

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,171,176 at September 30, 2025, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due. While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 5 – Related Party Transactions

During the nine months ended September 30, 2024, a director of the Company paid one invoice of the Company in the amount of $700. This amount will not be reimbursed to the director and is included in additional paid in capital at September 30, 2024.

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for each of the three months ended September 30, 2025 and 2024 was $3,000.  Consulting expense for the nine months ended September 30, 2025 and 2024 was $10,000 and $9,000, respectively.

The Company entered into a compensation agreement beginning January 1, 2023 and ending on December 30, 2028 in the amount of $95,000 annually, payable in common stock with its Board Chairman. This contract was terminated in October 2023 and a new contract has yet to be agreed upon. An additional contract was approved for the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares. Loot8 has an agreement to pay their officer $12,500 a month which includes $2,500 of deferred compensation. $50,000 and $27,500 of deferred compensation is included in accrued board of director/officer compensation at September 30, 2025 and December 31, 2024, respectively. Board of director/officer compensation for the three and nine months ended September 30, 2025 and 2024 was $37,500 (2024: $37,500) and $187,500 (2024: $175,000), respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For each of the three and nine months ended September 30, 2025 and 2024 the Company paid press release wire services and filing fees a total in the amount of $2,275 (2024: $1,915) and $5,900 (2024: $4,570) respectively.  The Company also currently operates out of Yes International Inc., offices at no cost.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred. Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At September 30, 2025, and December 31, 2024, there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At September 30, 2025 there were 238,216,969 shares issued and outstanding and at December 31, 2024, there were 238,136,969 shares issued and outstanding.

During the nine months ended September 30, 2024, the Company sold 7,083,333 shares and received $425,000.

During the nine months ended September 30, 2025, the Company issued 80,000 shares valued at $3,040 to pay consulting fees.

NOTE 7 – Sponsorship Commitment

On February 13, 2024, Loot8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with a consultant to the University of Houston in the amount of $125,000 for one year ending on February 12, 2025, to be paid in twelve (12) installments of $10,416.66 each. As of July 18, 2024, the Company and the consultant have agreed to terminate the consulting agreement. For the three and nine months ended September 30, 2024, -0- and $20,816, respectively is included in general and administrative expenses. The Company, however, is looking into a direct sponsorship agreement with the University of Houston. An agreement is yet to be set in place.

NOTE 8 – Concentrations

For the three and nine months ended September 30, 2025, the Company’s sales were with two (2) customers and amounted to $73,200 and $211,500, respectively.

For the three and nine months ended September 30, 2024, the Company’s sales was with one (1) customer and amounted to $66,000 and $72,500, respectively.

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2025 to the date of November 03, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

During the three months and nine months ending September 30, 2025, the Company's K-Project division worked tirelessly on its SAID (Speech Artificial Intelligence On Demand) translation application (App). The App allows for almost instantaneously translations on any device without any internet and cloud connectivity. Management believes that the App could have an enormous application for a number of industry wide uses, including but not limited to health care, first responders, travel, sports, law enforcement, governmental agencies, and other industries. The App is available on all platforms for end-users seeking immediate and effortless translations of over approximately one hundred (100+) different languages.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – September 30, 2025 and 2024 Statements

The sales revenue for the three months ended September 30, 2025 and for the three months ended September 30, 2024 were $73,200 and $66,000, respectively. During the three months ended September 30, 2025, the Company through its K - Project AI division had $73,200 from one (1) customer, and for the same period ending September 30, 2024, the Company had $66,000 in revenue. The Company's LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues during the three months ended September 30, 2025 and 2024.

The Cost of Goods Sold for the three months ended September 30, 2025 was $-0- and the Cost of Goods Sold for the three months ended September 30, 2024 was $-0-.

Gross Margins for the three months ended September 30, 2025 was 100%, and during the same period in 2024, Gross Margins were 100%.

Gross Profit for the three months ended September 30, 2025 was $73,200 and for the three months ended September 30, 2024 was $66,000.

Operating expenses for three months ended September 30, 2025 totaled $73,875 from Board of Directors/Officer Compensation, Consulting fees, Coding Engineering fees, and General and Administrative Expenses compared to $45,595 for the three months ended September 30, 2024. This increase in the three months ended September 30, 2025, compared to the same period ended September 30, 2024 was attributed to increases in Consulting fees, Coding Engineering fees, and General and Administrative Expenses.

Nine Months – September 30, 2025 and 2024 Statements

The sales revenue for the Company for the nine months ended September 30, 2025 was $211,500 and for the nine months ended September 30, 2024 was $72,500. During the nine months ended September 30, 2025, the Company's K-Project division sold AI services to one (1) customer, and its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had revenues of $1,500 from one (1) customer, and during the same period in 2024, the Company's K-Project division sold AI services to one (1) customer for $72,500 and its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had -0- revenues, no customers.

Cost of sales for the nine months ended September 30, 2025 was $-0- and for the nine months ended September 30, 2024 was $-0- respectively.

Gross Margins for the nine months ended September 30, 2025 was 100%, and for nine months ended September 30, 2024 was 100%.

Gross Profit for the nine months ended September 30, 2025 was $211,500 and for the nine months ended September 30, 2024 was $72,500.

Operating expenses for nine months ended September 30, 2025, totaled $275,945 from Advertising, Board of Directors/Officer Compensation, Consulting Expense, Coding Engineering, and General and Administrative expenses, compared to $310,690 for the nine months ended September 30, 2024. The decrease during the same nine month period ended September 30, 2025 was attributed to lower Consulting and General and Administrative expenses.

Net Income (Loss):

Net Loss for the three months ended September 30, 2025 was $675, and the Net Income for the three months ending September 30, 2024 was $20,405. Net loss for the nine months ended September 30, 2025 and 2024 were $ 64,445 and $238,190, respectively.

Liquidity and Capital Resources:

As of September 30, 2025, the Company’s assets totaled $256,299 which consisted of $207,499 in Cash and $48,800 in Accounts Receivable. Our total liabilities were $142,490 which consisted of Accounts Payable and Accrued Expenses and Accrued Board of Directors/Officer Compensation fees. As of September 30, 2025 the Company had an accumulated deficit of $1,171,176 and working capital of $113,809.

For the nine months ended September 30, 2025, net cash used in operations of $2,115 was the result of a net loss of $64,445, from increases in Account Receivable of $4,800, Accounts Payables and Accrued Expenses of $140, and from an increase in accrued Board of Directors'/Officer Compensation of $63,950.

For the nine month ended September 30, 2024, net cash used in operations of $210,505, was the result of a net loss of $238,190, from increases in Account Receivable of $44,000, decreases in Accounts Payables and Accrued Expenses of $7,315, and from an increase accrued Board of Directors/Officer Compensation of $79,000.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $2,115, and net cash used in the nine month ended September 30, 2024 was $210,505. The increase in the amount of cash used in operating activities for the nine months ended September 30, 2025, was due to the decrease in Net Loss, decrease in Accounts Receivable, and the increases in Accrued Board of Directors/Officer Compensation when compared to the nine months ended September 30, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the nine months periods ended September 30, 2025 and 2024.

Cash Provided by Financing Activities

Net cash provided by financing activities was $-0- for nine months ended September 30, 2025, and for nine months ended September 30, 2024, it was $425,700 from cash received from Sale of Common Stock and $700 from Capital Contributions from Directors.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of September 30, 2025.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of September 30, 2025:

-	The Company has inadequate segregation of duties within its cash disbursement control design.

-	During the period ended September 30, 2025, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Shares for the Nine Months Ended September 30, 2025

The Company issued 80,000 shares of stock at $0.03 per share, valued at $3,040. The issuance paid a consulting firm, Legacy Consulting, Inc., an Arkansas Corporation for services rendered in leu of cash compensation.

Unregistered Shares for the Nine Months Ended September 30, 2024

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

The Company has outstanding 238,216,969 shares of common stock, par value $0.001 per share as of the date of this filing.

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

GOLD ROCK HOLDINGS, INC.

Dated: November 04, 2025	By:	/s/ Marcus Daley
Marcus Daley
Chief Executive Officer / Director

Dated: November 04, 2025	By:	/s/ Richard Kaiser
Richard Kaiser
Chief Financial Officer/ Secretary / Director