Form 10-K
period 2025-12-31
GOLD ROCK HOLDINGS, INC.
filed 2026-03-27
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001 per share, stock symbol: GRHI

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its annual report. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the 35,510,483 shares of common equity held by non-affiliates computed by reference to the average bid and ask price of $0.06 per share of the registrant's common stock (as reported on the OTCPINK operated by "The OTC Markets Group, Inc.") at which the common equity was last sold as of the last business day of its most recently completed second fiscal quarter (June 30, 2025) was approximately $1,349,398.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At March 25, 2026, the registrant had outstanding 238,216,969 shares of common stock, par value $0.001 per share.

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

In June 2024, the Company opened its K-Project Artificial Intelligence (AI) division that currently offers AI coding and language learning tools. The K-Project division's AI operations seeks to integrate its AI technology applications and software solutions across various industries, creating and deploying AI personas.

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

In September 2025, the Company's K-Project Division worked tirelessly on its SAID (Speech Artificial Intelligence On Demand) translation application (App). The App allows for almost instantaneously translations on any device without any internet and cloud connectivity. Management believes that the App could have an enormous application for a number of industry wide uses, including but not limited to health care, first responders, travel, sports, law enforcement, governmental agencies, and other industries. The App is available on all platforms for end-users seeking immediate and effortless translations of over approximately one hundred (100+) different languages.

In October 2025, the Company's K-Project Division successfully completed a beta version of its ZONE-X sports AI application (App). The app allows for an almost instantaneously interaction on the field of play for many sports. Coaches and players alike can visible see both defensive and offensive plays, and can use the AI data to assist in making adjustments during playtime to enhance athletic performances with the goal in providing a competitive advantages during gametimes. The Company is actively marketing ZONE-X with the hopes of widespread commercialization.

GRHI's management business plan is to fully deploy, market and utilize its LOOT8 platform, expanding blockchain innovation in digital assets, the SocialFi revolution, and expanding into direct-to-business relationships, and build forward it's K Project Division, focusing on its AI software solutions and programs. The K- Project expects to expand its sale and marketing of its unique language learning services and other AI initiatives tools that can be utilized to create specific AI personas for a number of industries, including but not limited to health care, law enforcement, governmental agencies, education, shipping logistics, travel, and other industries. The K Project had (1) one customer who is receiving AI persona coding services for the client's specific operational needs.

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

	High	Low
2024 Quarter Ended:
March 31, 2024	$0.06	$0.06
June 30, 2024	$0.06	$0.06
September 30, 2024	$0.05	$0.05
December 31, 2024	$0.035	$0.055

	High	Low
2025 Quarter Ended:
March 31, 2025	$0.0311	$0.0311
June 30, 2025	$0.038	$0.038
September 30, 2025	$0.017	$0.017
December 31, 2025	$0.022	$0.022

As of December 31, 2025, we were authorized to issue 850,000,000 shares, $0.001 par value, of our common stock, of which 238,216,969 shares were outstanding. Our shares of common stock are held by approximately 170 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Going Concern

On December 31, 2025, we had total assets of $152,121 and total liabilities of $154,431. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities, if any, or respond to competitive pressures or unanticipated requirements. If we do not obtain sufficient capital, we will not be able to continue operations.

As of December 31, 2025, Gold Rock Holdings, Inc. had an accumulated deficit of $1,287,295, which included a net loss of $180,564. Also, during the year ended December 31 2025, we used net cash of $57,493 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024.

Revenues for the Company's year ended December 31, 2025 totaled $211,500 and in December 31, 2024 the Company had $138,500. For the year ended December 31, 2025, the Company’s sales were with two (2) customers and amounted to $211,500. During 2025, Company through its K - Project AI division had $210,000 from one (1) customer from sales of its AI coding and language modeling. The Company's LOOT8, Inc. wholly owned subsidiary's Web3 content management system had one (1) customer for $1,500 in revenue for the year ending December 31, 2025. For the Year Ending December 31, 2024, K-Project AI division had $138,500 from (1) customer from sales of its AI coding and language modeling. And for the year ending December 31, 2024, the Company's LOOT8, Inc. wholly owned subsidiary's Web3 content management system had $-0- in revenue.

Cost of Goods Sold for the year ended December 31, 2025 and December 31, 2024 totaled $-0-.

Gross profit for the year ended December 31, 2025 was $211,500 and for the year ended December 31, 2024 was 138,500.

Gross profit margins for year ended December 31, 2025 and December 31, 2024 were 100%.

Total Operating expenses for the year ended December 31, 2025 totaled $392,064 compared to $379,194 for December 31, 2024. Advertising fees were $7,280 for the year ended December 31, 2025 compared to $31,357 for the year ended December 31, 2024. Board of Directors/Officer Compensation was $225,000 for the year ended December 31, 2025 compared to $212,500 for the year ended December 31, 2024. Consulting Fees for the year ended December 31, 2025 were $16,040 compared to $27,000 in December 31, 2024. Engineering fees increased to $80,392 for the year ended December 31, 2025 compared to $-0- fees for the year ended December 31, 2024. General and Administrative expenses decreased to $63,352 during the year ended December 31, 2025 compared to $108,337 for the year ended in December 31, 2024.

Net Loss

Net loss for the years ended December 31, 2025 and 2024 were $180,654 and $240,694, respectively. The decrease in loss was due to the decreases in advertising cost, consulting fees, and general and administrative costs.

Liquidity and Capital Resources:

As of December 31, 2025, our assets totaled $152,121 that consist of $152,121 in cash. The Company's total liabilities were $154,431 which consisted of accounts payable and accrued expenses and accrued board of directors/officer compensation fees. As of December 31, 2025, the Company had an accumulated deficit of $1,287,295 and working capital deficit of $2,310.

For the year ended December 31, 2025, net cash used in operations of $57,493 was the result of a net loss of $180,564, from a decrease in accounts receivable of $44,000, an increase in accounts payable and accrued expenses of $15,231 and from an increase in accrued board of directors/officers compensation of $60,800.

For the year ended December 31, 2024, net cash used in operations of $216,194 was the result of a net loss of $240,694, from an increase in accounts receivable of $44,000, a decrease in accounts payable and accrued expenses of $8,500 and from an increase in accrued board of board of directors/officers compensation of $77,000.

The Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As indicated herein, we need capital for the implementation of our business plan, and we will need additional capital for continuing our operations. We do not have sufficient revenue to pay our operating expenses at this time.  Unless the Company is able to raise working capital, it is likely that the Company will either have to cease operations or substantially change its methods of operations or change its business plan.

Investing Activities

Net cash used in investing activities was $0 for both calendar years ended December 31, 2025, and 2024.

Cash from Financing Activities

Net cash provided by financing activities was $-0- for year ended December 31, 2025, and was $425,700 for year ended December 31, 2024.

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

● During the year ended December 31, 2025, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Because of the material weakness described above, management concluded that, as of December 31, 2025 our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by COSO. There has been no change in our internal controls that occurred during our most recent fiscal period that has materially affected, or is reasonably likely to affect, our internal controls.

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

2024

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

On February 1, 2024, the Company's wholly-owned subsidiary LOOT8, Inc. hired Anthony Denkinger as its Chief Executive Officer.

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

On May 7, 2024, the Company's changed its PCAOB auditing firm to Michael Gillespie & Associates, CPAs,PLLC.

On June 01, 2024, GRHI started a new operational division, "K Project," a division committed to finding new technological advancements in Artificial Intelligent (AI) applications through unique AI agent personas.

On July 2, 2024, LOOT8, Inc., the Company's wholly-owned subsidiary received from Perpetual Sports. LLC the return of approximately $20,833 to the Company for payments made on the consulting agreement for April and May 2024. The Company and Perpetual Sports mutually agreed to terminated month-to-month consultant agreement on July 18, 2024.

2025

On February 6, 2025, the Company announced that Anthony Denkinger was appointed as Chief Operations Officer (COO) of Gold Rock Holdings, Inc.

On June 30, 2025, the Company issued 80,000 shares of stock at $0.03 per share, valued at $3,040. The issuance paid a consulting firm, Legacy Consulting, Inc., an Arkansas Corporation for services rendered in leu of cash compensation.

Subsequent Event

On January 02, 2026, Mr. Richard Kaiser entered on a 6-month extension on his employment agreement as CFO and Director of the Company, which calls for $6,250 per month to paid in cash, restricted shares or combination. The contract will end June 30, 2026, but has a month-to-month provision, with 30-day notice of cancellation or allows the parties to enter into a longer term contract (Exhibit 10.6).

On March 12, 2024, The Company received a refund of $12,200 from the engineering software entity who provided engineering software services to assist the Company on its SAID AI translation platform.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

NAME	AGE	POSITION
Marcus Daley	56	CEO/Chairman
Richard Kaiser	61	CFO/Secretary/Director
Merle Ferguson	79	Chairman/President
Anthony Denkinger (1)	32	COO

(1) On February 6, 2025, the Board of Directors appointed Mr. Anthony Denkinger the Company's Chief Operation Officer, and since February 1, 2024 he has been the Chief Executive Officer of the Company's wholly-owned subsidiary, LOOT8, Inc.

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

Mr. Ferguson became Chairman of the Board of the Company in January 2000, and since January 2014 he has been the sole officer / director of the Company.  Prior to that, he had no relationship with the Company. Mr. Ferguson attended Yakima Valley College from 1964-1966 with a major in forestry and a minor in Business Management. In April of 1966, he enlisted in the United States Marine Corps, serving two tours in Vietnam, and was honorably discharged in 1970.  From January 12, 2010 to March, 19, 2019, Mr. Ferguson served as Chairman, Secretary, Treasurer and a majority shareholder of Predictive Technology Group, Inc., a company located in Salt Lake City, Utah. Predictive Technology Group, Inc. is a biotech company involved in the manufacturing and marketing of products making stem cells and genetic therapeutics. Predictive Technology Group, Inc.'s stock trades on the OTC Markets-Pink. From January 2009 to the present, Mr. Ferguson has served as Chairman, President, CEO, CFO and majority owner of Element Global, Inc., located in Virginia Beach, Virginia.  Element Global provides mining, media and energy services.  The stock of Element Global trades on the OTC Markets Pink, no information market. Beginning in May, 2014, Mr. Ferguson also became Chairman and President of Element Global. Mr. Ferguson became Chairman of the Board of the BioForce Nanosciences Holdings, Inc. on July 8, 2013, and subsequently on December 1, 2016 he also became CEO and President of the BioForce Nanosciences Holdings, Inc., a company which sells vitamin supplements and which is located in Virginia Beach, Virginia. He resigned as CEO and President of Bioforce in November 2021, but remains BFNH's Chairman. BFNH is a fully reporting entity with its stock trading on the OTC MARKET - Pink under the symbol BFNH. From November 2018 to April 2023, Mr. Ferguson served as President, Chairman and CEO of Bravo Multinational, Inc., which is traded on the OTC Markets under the symbol BRVO. The Board reviewed Mr. Ferguson's background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

Richard Kaiser in August 2022 became a Director, CFO, Corporate Secretary and Corporate Governance Officer of Gold Rock Holdings, Inc. He has served as an officer and Co-Owner of Yes International since July, 1991. Yes International is a full-service EDGAR conversion filing agent, investor relations and venture capital firm located in Virginia Beach, Virginia. From July 1, 2013 to the present, Mr. Kaiser has also served as a Director, Secretary and CFO of BioForce NanoSciences Holdings, a public company formed under the laws of Nevada with its headquarters located in Virginia Beach, Virginia. BioForce NanoSciences Holdings, Inc. is in the business private labeling vitamins and nutritional supplements. BioForce NanoSciences Holdings, Inc. trades under the symbol BFNH on the OTC Markets.  From April 1, 2015 to the present, Mr. Kaiser has also served as a Director, Secretary, and CFO of Bravo Multinational, Inc., a public company under symbol BRVO on OTC Markets. Bravo Multinational Incorporated is formed under the laws of Wyoming with its headquarters located in Virginia Beach, VA.  Bravo is in the business of buying and selling casino gaming equipment. In 1990, Mr. Kaiser received a Bachelor of Arts degree in International Economics from Oakland University. The Board reviewed Mr. Kaiser's background and considered him qualified for his position due to his educational background and his experience with SEC filings and public companies.

Anthony Denkinger on February 1, 2024 became the Chief Executive Officer (CEO) at LOOT8, Inc. (LOOT8), which is a wholly owned subsidiary of Gold Rock Holdings, Inc. LOOT8 drives advanced solutions in AI and blockchain. He honed his leadership and operational acumen as a U.S. Air Force Captain, overseeing hundreds of personnel across critical logistical operations. Holding a B.S. from the U.S. Air Force Academy and an MBA from the University of Illinois, he blends strategic thinking with agile methodologies to tackle complex challenges. On February 6, 2025 Mr. Denkinger was appointed the Chief Operations Officer of Gold Rock Holdings, Inc. Mr. Denkinger's results-focused leadership style unites cross-functional teams, fostering trust and decisive action. The Board reviewed Mr. Denkinger''s background and considered him qualified for his positions.

BOARD OF DIRECTORS AND COMMITTEES

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert, because it has inadequate financial resources at this time to hire such an expert.

The Company anticipates that a qualified financial expert will be obtained when the Company's financial position improves.

ITEM 11. Executive Compensation.

The table below summarizes the compensation during the last two fiscal years received by our executive officers:

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($) (1)(2)

Marcus Daley, CEO & Directors (2)	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

Merle Ferguson (3) President & Chairman	2024 2025	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

Richard Kaiser CFO, Secretary & Director	2024 2025	$75,000 $75,000	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$75,000 (4) $75,000 (4)

Anthony Denkinger COO(6)	2024 2025	$150,000 $150,000	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$150,000 (5) $150,000 (5)

(1)	Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.
(2)	Marcus Daley became CEO and Director on October 3, 2023. In 2024& 2025, no compensation contract has been entered into with Mr. Daley as of the date of this filing.
(3)	Mr. Ferguson's contract on January 01, 2024, was cancelled. In 2024 & 2025, no compensation contract has been entered into with Mr. Ferguson as of the date of this filing
(4)	In 2024, Mr. Kaiser received $26,500 in compensation on accrued wages owed and $12,000 in consulting fees to YES International, a Company controlled by Mr. Kaiser. In 2025 he received $42,000 in compensation on accrued wages and $12,000 in consulting fees to YES International.
(5)	Anthony Denkinger on February 1, 2024 entered into a 2-year employment contract with the Company's wholly-owned subsidiary LOOT8, Inc. whereas he is the CEO. The parent Company Gold Rock Holdings, Inc. pays him as the COO of LOOT8, Inc. $10,000 per month with $2,500 being deferred; accrued payment not expected until such time when theCompany and/or wholly subsidiary has stronger financial status.
(6)	On February 6, 2025, Mr. Denkinger became the COO of Gold Rock Holdings, Inc. and at this time he does not have an employment compensation agreement.

Employment Agreements

On January 1, 2024, Mr. Ferguson cancelled his employment contract with the Company that was entered into on January 1, 2023 (See Exhibit 10.3). As of this date of the filing, Mr. Ferguson has yet to enter into a new employment contract with the Company.

On January 1, 2023, the Company entered into an employment contract with Mr. Kaiser for his role as CFO/Secretary/ Director for a three (3) year period from January 01, 2023 until December 31, 2025, annual pay at $75,000 (See Exhibit 10.4).

Prior to becoming an officer/director Mr. Kaiser had a consulting agreement with the Company. The consulting agreement is a monthly agreement for the period ending 2024 and is still active with Mr. Kaiser's company YES International (See Exhibit 10.2).

As of the date of this filing, Mr. Kaiser entered on January 02, 2026, a 6-month employment agreement which calls for $6,250 per month to paid in cash, restricted shares or combination. The contract will end June 30, 2026, but has a month-to-month provision, with 30-day notice of cancellation or allows the parties to enter into a longer term contract.

As of the date of this filing, Mr. Daley has yet to enter into an employment agreement with the Company. Mr. Daley has decided to wait until the Company can become financial stable before entering into an employment agreement with the Company.

On February 01, 2024, Mr. Anthony Denkinger entered into an employment agreement with the Company's wholly-owned subsidiary, LOOT8, Inc. as the Chief Executive Officer. The contract is a 2-year agreement which terminate on January 31, 2026, but can continue on a month-to-month bases with a 30-day notification prior to the contract's end date. Anthony Denkinger receives $12,500 per month of which $2,500 is deferred until the Company's wholly-owned subsidiary and/or the parent Company, Gold Rock Holdings, Inc. has the financial health to support full payment on accrued wages (See Exhibit 10.5). On February 6, 2025, Anthony Denkinger was appointed the Chief Operations Officer (COO) of Gold Rock Holdings, Inc., and at this time there in no compensation agreement with the parent Company.

Stock Options

The Company had no stock options outstanding at December 31, 2025.

Board of Directors Compensation

On January 1, 2024, Mr. Ferguson cancelled his Director compensation agreement. As of December 31, 2025, Mr. Ferguson has no compensation agreement in place as his role as Chairman/President of the Company.

Mr. Richard Kaiser is a Director and CFO of the Company and during the period ending 2024, Mr. Kaiser had received monetary compensation for accrued wages equaling $26,350. During the period ending 2025, Mr. Kaiser received monetary compensation for accrued wages equaling $42,000.

Mr. Daley CEO/Director, has no compensation agreement in place as his role as an Officer/Director of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2025, by (i) each person who is known by us to own beneficially more than 5% of our outstanding common stock; (ii) each of our officers and directors; and (iii) all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount of Common Stock Beneficially Owned	Percentage Ownership of Common stock (1)

Marcus Daley(2) 2020 General Booth Blvd. Virginia Beach, VA 23454	152,790,212	64.14%

Richard Kaiser(3) 2020 General Booth Blvd. Virginia Beach, VA 23454	5,997,043	2.52%

Merle Ferguson 2020 General Booth Blvd Virginia Beach, VA 23454	-0-	-0-

Anthony Denkinger(4) 2020 General Booth Blvd Virginia Beach, VA 23454	11,000,000	4.62%

All Officers and Directors as a Group (4 persons)	169,787,255	71.27%

(1)	Applicable percentage ownership is based on 238,216,969 shares outstanding as of March 10, 2026. There are no options, warrants, rights, conversion privilege or similar right to acquire the common stock of the Company outstanding as of the date of this filing

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

In June, 2024, the Company signed a stock subscription agreement with an accredited investor in the amount of $75,000 for 1,250,000 shares of restricted common stock. On July 1 2024, the Company issued restricted 144-shares at $0.06 per share.

In 2024, the above stock issuances of 7,083,332 restricted shares in aggregate were not a public offering as defined in Section 4(2) due to the limited number of persons that received the shares, and the manner of the issuance. The proceeds are for the Company's working capital needs.

2025 Unregistered Securities

On June 30, 2025, the Company issued 80,000 shares of stock at $0.03 per share, valued at $3,040. The issuance paid a consulting firm, Legacy Consulting, Inc., an Arkansas Corporation for services rendered in leu of cash compensation.

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

As of the date of this filing the Company has outstanding 238,216,969 shares of common stock, par value $0.001 per share.

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

On August 26, 2022, Mr. Richard Kaiser was appointed by The Company's Board of Directors as the CFO, Secretary and Director. On December 31, 2022, the Board of Directors approved a three-year employment contract from January 01, 2023 until December 31, 2025. Mr. Kaiser is to receive $75,000 per year during the term of the contract (See Exhibit 10.4). Subsequently, on January 02, 2026, Richard Kaiser entered into a 6-month contract extending his employment agreeement until June 30, 2026 (See Exhibit 10.6).

Mr. Richard Kaiser, CFO, Secretary and Director is the owner of YES International which has a consulting agreement with Gold Rock Holdings, Inc. (See Exhibit 10.2). YES International is to receive $1,000 per month for its services. The Consulting expense for each of the years ended December 31, 2025 and 2024 was $12,000, respectively. Outside of the consulting agreement, the Company paid YES International for each of the years ended December 31, 2025 and 2024 for press release wire services and Edgar filing fees a total in the amount of $5,905 and $5,365,respectively. The Company also currently operates out of YES International, LLC, offices at no cost.

Except as otherwise indicated above, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. Principal Accounting Fees and Services.

Audit Related Fees

The aggregate fees billed by BF Borgers CPA PC for audit and review services for financial statements for the year ended December 31, 2025 was $ -0- and for the year ended December 31, 2024 was 27,500 (On May 7, 2024, the Company's changed its PCAOB auditing firm to Michael Gillespie & Associates, CPAs ,PLLC.).

The aggregate fees billed by Michael Gillespie & Associates, CPAs,PLLC for audit and review services for financial statements for the year ended December 31, 2024 was $31,000.

The aggregate fees billed by Michael Gillespie & Associates, CPAs,PLLC for audit and review services for financial statements for the year ended December 31, 2025 was $52,500.

Tax Fees

There were no aggregate fees billed by BF Borgers CPA PC for professional services rendered for tax services for the fiscal years ended December 31, 2024 (On May 7, 2024, the Company's changed its PCAOB auditing firm to Michael Gillespie & Associates, CPAs ,PLLC).

There were no aggregate fees billed by Michael Gillespie & Associates, CPAs, PLLC. for professional services rendered for tax services for the fiscal years ended December 31, 2024 and 2025.

All Other Fees

There were no other fees billed by BF Borgers CPA PC for professional service rendered for the fiscal years ended December 31, 2024, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

There were no other fees billed by Michael Gillespie & Associates, CPAs, PLLC. for professional service rendered for the fiscal years ended December 31, 2024 and 2025, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

ITEM 15. Financial Statements and Exhibits.

Index to Financial Statements  F-1- F-9

(b) Index to Exhibits.

Exhibit No.  Description of Exhibit

3.1 Certificate of Incorporation*

3.2 Bylaws*

10.1 Employment Agreement – Merle Ferguson (Old Contract)*

10.2 Consulting Agreement– Richard Kaiser (Yes International)*

10.3 Employment Agreement – Merle Ferguson (New Contract)*

10.4 Employment Agreement – Richard Kaiser (Old Contract)*

10.5 Employment Agreement - Anthony Denkinger*

10.6 Employment Agreement – Richard Kaiser+

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

GOLD ROCK HOLDINGS, INC.

Date: March 27, 2026

By	/s/ Marcus Daley
Marcus Daley
Chief Executive Officer and Director

By	/s/Richard Kaiser
Richard Kaiser, Chief Financial Officer, Secretary, and Director

FINANCIAL INFORMATION

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS
AT
DECEMBER 31, 2025

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

Vancouver, WA 98666

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID #6108)

To the Shareholders, Board of Directors & Shareholders of Gold Rock Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying restated balance sheets of Gold Rock Holdings, Inc. as of December 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years December 31, 2025  and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 6108

Vancouver, Washington

March 20, 2026

Gold Rock Holdings, Inc.

CONSOLIDATED BALANCE SHEETS

December 31,	2025	2024
ASSETS
Current Assets
Cash	$152,121	$209,614
Accounts Receivable	-	44,000

Total Current Assets	152,121	253,614

Total Assets	$152,121	$253,614

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$16,631	$1,400
Accrued Board of Directors/Officer Compensation	137,800	77,000

Total Current Liabilities	154,431	78,400

Total Liabilities	154,431	78,400

Stockholders' Equity (Deficit)
Common Stock - $0.001 Par; 850,000,000 Shares Authorized,
238,216,969 and 238,136,969 Issued and Outstanding, Respectively	238,216	238,136
Additional Paid-In-Capital	1,046,769	1,043,809
Accumulated Deficit	(1,287,295)	(1,106,731)

Total Stockholders' Equity (Deficit)	(2,310)	175,214

Total Liabilities and Stockholders' Equity (Deficit)	$152,121	$253,614

The accompanying notes are an integral part of these consolidated financial statements

Gold Rock Holdings, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,	2025	2024

Sales	$211,500	$138,500

Cost of Sales	-	-

Gross Profit	211,500	138,500

Operating Expenses
Advertising	7,280	31,357
Board of Directors/Officer Compensation	225,000	212,500
Consulting	16,040	27,000
Engineering	80,392	-
General and Administrative	63,352	108,337

Total Expenses	392,064	379,194

Net Loss	$(180,564)	$(240,694)

Weighted Average Number of Common Shares - Basic and Diluted	238,158,010	237,292,251

Net Loss Per Common Shares -Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Gold Rock Holdings, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2025	2024
Cash Flows from Operating Activities:

Net Loss	$(180,564)	$(240,694)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Consulting Fees Paid with Common Stock Issuance	3,040	-
Changes in Assets and Liabilities:
Accounts Receivable	44,000	(44,000)
Accounts Payable and Accrued Expenses	15,231	(8,500)
Accrued Board of Directors/Officer Compensation	60,800	77,000

Net Cash Flows Used In Operating Activities	(57,493)	(216,194)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Cash Proceeds Received from Sale of Common Stock	-	425,000
Capital Contributions from Directors	-	700

Net Cash Flows Provided by Financing Activities	-	425,700

Net Change in Cash	(57,493)	209,506

Cash - Beginning of Year	209,614	108

Cash - End of Year	$152,121	$209,614

Cash Paid During the Year for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Gold Rock Holdings, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Year Ended December 31, 2024	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2024	231,053,636	$231,053	$625,192	$(866,037)	$(9,792)

Common Stock Sold	5,833,333	5,833	344,167	-	350,000

Capital Contributions - Directors	-	-	700	-	700

Common Stock Sold	1,250,000	1,250	73,750	-	75,000

Net Loss	-	-	-	(240,694)	(240,694)

Balance - December 31, 2024	238,136,969	$238,136	$1,043,809	$(1,106,731)	$175,214

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
For The Year Ended December 31, 2025	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 1, 2025	238,136,969	$238,136	$1,043,809	$(1,106,731)	$175,214

Consulting Fees Paid with Common Stock	80,000	80	2,960	-	3,040

Net Loss	-	-	-	(180,564)	(180,564)

Balance - December 31, 2025	238,216,969	$238,216	$1,046,769	$(1,287,295)	$(2,310)

The accompanying notes are an integral part of these  consolidated financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada in February 1997 as Affordable Homes of America. In March 1999 we merged into Kowtow, Inc. and changed our name to Affordable Homes of America, Inc.  On October 12, 2000, we changed our name to World Homes, Inc. and on August 23, 2001, we changed our name to Composite Industries of America, Inc. On September 02, 2004, the Company changed its name to Gold Rock Holdings, Inc. On January 08, 2009, the Company changed their name to The Affordable Homes Group, Inc. On March 01, 2011, the Company changed its name to Global Green Group, Inc. On January 09, 2015, the Company changed its name back to Gold Rock Holdings, Inc., the current name of the Company. In 2019, Gold Rock Holdings, Inc. established itself as a provider of engineering and construction management services producing site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. The Company changed its business model from engineering and construction management services, as a result of a change in control on October 2, 2023. Gold Rock intends to grow and further establish itself through mergers, acquisition and management of technological assets. On December 12, 2023, the Company formed a wholly owned subsidiary in the State of Wyoming by the name of Loot 8, Inc. The Loot8, Inc. platform is a Web3 content management system (CMS) pioneering the “Relationship Economy” through SocialFi, and a new monetization model. This model is designed to empower individuals with compelling stories to monetize their relationships beyond traditional influencer models. Gold Rock Holdings, Inc.'s K-Project AI Division have successful completed beta testing on two applications (App) platforms, SAID (Speech Artificial Intelligence On Demand) translation App and the ZONE-X sports AI App. Tthe Company is now moving forward with these apps for commercializations.

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

NOTE 2 – Summary of Significant Accounting Policies – continued

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

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,287,295 at December 31, 2025, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due. While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 5 – Related Party Transactions

During the year ended December 31, 2024, a director of the Company paid one invoice of the Company in the amount of $700. This amount will not be reimbursed to the director and is included in additional paid in capital at December 31, 2024.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – Related Party Transactions– continued

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for each of the years ended December 31, 2025 and 2024 was $13,000 and $12,000, respectively.

The Company entered into a compensation agreement beginning January 1, 2023 and ending on December 30, 2028 in the amount of $95,000 annually, payable in common stock with its Board Chairman. This contract was terminated in October 2023 and a new contract has yet to be agreed upon. An additional contract was approved for the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in cash, shares or combination of cash/shares. Loot8 has an agreement to pay their officer $12,500 a month which includes $2,500 of deferred compensation. $57,500 and $27,500 of deferred compensation is included in accrued board of director/officer compensation at December 31, 2025 and December 31, 2024, respectively. Board of directors’/officer compensation for the years ended December 31, 2025 and 2024, was $225,000 and $212,500, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For each of the years ended December 31, 2025 and 2024 the Company paid press release wire services and filing fees in the amount of $5,905 and $5,265 respectively.  The Company also currently operates out of Yes International, LLC, offices at no cost.

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred. Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At December 31, 2025, and 2024, there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At December 31, 2025 there were 238,216,969 shares issued and outstanding and at December 31, 2024 there were 238,136,969 shares issued and outstanding.

During year ended December 31, 2024, the Company sold 7,083,333 shares and received $425,000.

During the year ended December 31, 2025, the Company issued 80,000 shares valued at $3,040 to pay consulting fees.

NOTE 7 – Sponsorship Commitment

On February 13, 2024, Loot8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with a consultant to the University of Houston in the amount of $125,000 for one year ending on February 12, 2025, to be paid in twelve (12) installments of $10,416.66 each. As of July 18, 2024, the Company and the consultant have agreed to terminate the consulting agreement.  For the year ended December 31, 2024, a refund of $20,833 is included in general and administrative expenses.  For the year ended December 31, 2024, $20,816 is included in general and administrative expenses.

NOTE 8 – Concentrations

For the year ended December 31, 2025, the Company’s sales were with two (2) customers and amounted to $211,500.

For the year ended December 31, 2024, the Company’s sales were with one (1) customer and amounted to $138,500 respectively.

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2025 to the date of March 20, 2026 and has determined that it does have a material subsequent events to disclose in these financial statements. On January 02, 2026, the Company entered into a 6-month employment contract with its CFO/Director Richard Kaiser; the agreement calls for $6,250 per month to paid in cash, restricted shares or combination. The contract will end June 30, 2026, but has a month-to-month provision, with 30-day notice of cancellation or allows the parties to enter into a longer term contract. On March 12, 2026, the Company received a refund of $12,200 from an overpayment paid on software engineering services performed in December, 2025, that pertained to the Company's SAID AI translation platform.