Form 10-Q
period 2026-03-31
GOLD ROCK HOLDINGS, INC.
filed 2026-05-06
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At May 05, 2026, the registrant had outstanding 238,216,969 shares of common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS

AT

March 31, 2026

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$75,482	$52,121

Total Assets	$75,482	$52,121

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$3,150	$6,631
Accrued Board of Director/Officer Compensation	153,550	137,800

Total Current Liabilities	156,700	154,431

Total Liabilities	156,700	154,431

Preferred Stock
Preferred A shares - $0.001 Par, 20,000,000 Shares Authorized, -0- Issued and Outstanding	-	-

Stockholders' Deficit
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 238,216,969 and 238,216,969 Issued and Outstanding, Respectively	238,216	238,216
Additional Paid-In-Capital	1,046,769	1,046,769
Accumulated Deficit	(1,366,203)	(1,287,295)

Total Stockholders' Deficit	(81,218)	(2,310)

Total Liabilities and Stockholders' Deficit	$75,482	$52,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

Three Months Ended March 31,	2026	2025

Sales	$-	$67,500

Cost of Sales	-	-

Gross Profit	-	67,500

Operating Expenses
Advertising	-	7,280
Board of Director/Officer Compensation	56,250	112,500
Consulting	3,000	4,000
General and Administrative	19,658	22,875

Total Expenses	78,908	146,655

Net Loss for the Period	$(78,908)	$(79,155)

Weighted Average Number of Common Shares -Basic and Diluted	238,216,969	238,136,969

Net Loss for the Period Per Common Shares -Basic and Diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

Three Months Ended March 31,	2026	2025

Cash Flows from Operating Activities

Net Loss for the Period	$(78,908)	$(79,155)

Changes in Assets and Liabilities:
Accounts Payable and Accrued Expenses	(13,481)	2,850
Accrued Board of Director/Officer Compensation	15,750	72,000

Net Cash Flows Used In Operating Activities	(76,639)	(4,305)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net Change in Cash	(76,639)	(4,305)

Cash - Beginning of Period	152,121	209,614

Cash - End of Period	$75,482	$205,309

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
Three Months Ended March 31, 2025	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2025	238,136,969	$238,136	$1,043,809	$(1,106,731)	$175,214

Net Loss for the Period	-	-	-	(79,155)	(79,155)

Balance - March 31, 2025	238,136,969	$238,136	$1,043,809	$(1,185,886)	$96,059

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
Three Months Ended March 31, 2026		Amount	Capital	Deficit	Deficit

Balance - January 1, 2026	238,216,969	$238,216	$1,046,769	$(1,287,295)	$(2,310)

Net Loss for the Period	-	-	-	(78,908)	(78,908)

Balance - March 31, 2026	238,216,969	$238,216	$1,046,769	$(1,366,203)	$(81,218)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 1 – Organization & Description of Business

The Company was incorporated in the State of Nevada in February 1997 as Affordable Homes of America. In March 1999 we merged into Kowtow, Inc. and changed our name to Affordable Homes of America, Inc.  On October 12, 2000, we changed our name to World Homes, Inc. and on August 23, 2001, we changed our name to Composite Industries of America, Inc. On September 02, 2004, the Company changed its name to Gold Rock Holdings, Inc. On January 08, 2009, the Company changed their name to The Affordable Homes Group, Inc. On March 01, 2011, the Company changed its name to Global Green Group, Inc. On January 09, 2015, the Company changed its name back to Gold Rock Holdings, Inc., the current name of the Company. In 2019, Gold Rock Holdings, Inc. established itself as a provider of engineering and construction management services producing site-plans, construction drawings, cost computations, fiber network designs, and other related construction services. The Company changed its business model from engineering and construction management services, as a result of a change in control on October 2, 2023. Gold Rock intends to grow and further establish itself through mergers, acquisition and management of technological assets. On December 12, 2023, the Company formed a wholly owned subsidiary in the State of Wyoming by the name of Loot 8, Inc. Loot8 Inc., had no activity through December 31, 2023. Loot8, Inc. currently is in the beta testing phase of its business and has no revenue. However, it has developed a Web3 content management system (CMS) pioneering the “Relationship Economy” through SocialFi, and a new monetization model. This model is designed to empower individuals with compelling stories to monetize their relationships beyond traditional influencer models. Gold Rock Holdings, Inc.'s K-Project AI Division have successful completed beta testing on two applications (App) platforms, SAID (Speech Artificial Intelligence On Demand) translation App and the ZoneZ sports AI App. The Company is now moving forward with these apps for commercializations.

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2025 audited financial statements and the unaudited condensed consolidated financial statements as of March 31, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation.  Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results of operations expected for the year ending December 31, 2026.

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

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 2 – Summary of Significant Accounting Policies - continued

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

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,366,203 at March 31, 2026, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due. While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 5 – Related Party Transactions

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for the three months ended March 31, 2026 and 2025 was $3,000 and $4,000, respectively.

The Company entered into a compensation agreement with the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares. On January 2, 2026, a new contract was made with the Chief Financial Officer for a six month period ending on June 30, 2026, which will then continue on a month to month basis.  Compensation is $6,250 per month and can be paid either in cash, restricted shares or a combination of both. Loot8 has an agreement to pay their officer $12,500 a month which includes $2,500 of deferred compensation. $65,000 and $57,500 of deferred compensation is included in accrued board of director/officer compensation at March 31, 2026 and December 31, 2025, respectively. Board of directors’/officer compensation for the three months ended March 31, 2026 and 2025, was $56,250 and $112,500, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For the three months ended March 31, 2026 and 2025 the Company paid press release wire services and filing fees in the amount of $1,155 and $2,840, respectively. The Company also currently operates out of Yes International Inc., offices at no cost.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred. Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At March 31, 2026 and December 31, 2025, there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At March 31, 2026 and December 31, 2025, there were 238,216,969 shares issued and outstanding.

NOTE 7 – Sponsorship Commitment

On February 13, 2024, Loot8, Inc., the Company’s wholly owned subsidiary entered into a sponsorship commitment with a consultant to the University of Houston in the amount of $125,000 for one year ending on February 12, 2025, to be paid in twelve (12) installments of $10,416.66 each. As of July 18, 2024, the Company and the consultant agreed to terminate the consulting agreement. The Company is looking to pursue a direct agreement with the University of Houston.  But, no agreement is yet to be set in place.

NOTE 8 – Concentrations

For the three months ended March 31, 2025, the Company’s sales were with two (2) customers and amounted to $67,500.

NOTE 9 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2026 to the date of May 5, 2026 and has determined that it does have material subsequent events to disclose in these financial statements. On April 1, 2026, the Company received a legal settlement in the amount of $15,957 from a class actions lawsuit against its former auditor, BF Borgers, CPA. On April 30, 2026, the Company signed a contract with a customer on its ZoneX AI sports application.

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

In October 2025, the Company's K-Project Division successfully completed a beta version of its ZoneX sports AI application (App). The app allows for an almost instantaneously interaction on the field of play for many sports. Coaches and players alike can visible see both defensive and offensive plays, and can use the AI data to assist in making adjustments during playtime to enhance athletic performances with the goal in providing a competitive advantages during game times. The Company is actively marketing ZoneX with the hopes of widespread commercialization. Subsequently, on April 30, 2026, the Company signed a contract with a customer on its ZoneX sports AI application.

During the three months ending March 31, 2026, the Company's K-Project division worked tirelessly on its SAID (Speech Artificial Intelligence On Demand) translation application (App). The App allows for almost instantaneously translations on any device without any internet and cloud connectivity. Management believes that the App could have an enormous application for a number of industry wide uses, including but not limited to health care, first responders, travel, sports, law enforcement, governmental agencies, and other industries. The App is available on all platforms for end-users seeking immediate and effortless translations of over approximately one hundred (100+) different languages.

GRHI's management business plan is to fully deploy, market and utilize its LOOT8 platform, expanding blockchain innovation in digital assets, the SocialFi revolution, and expanding into direct-to-business relationships, and build forward it's K Project Division, focusing on its AI software solutions and programs. The K- Project expects to expand its sale and marketing of its unique language learning services and other AI initiatives tools that can be utilized to create specific AI personas for a number of industries, including but not limited to health care, law enforcement, governmental agencies, education, shipping logistics, travel, sports teams and other industries. The K Project has AI persona coding services for any client's specific operational needs.

Gold Rock Holdings, Inc. maintains an executive office in Virginia Beach, Virginia where all marketing, sales, and customer supports activities are implemented.

Compensation Agreements

The Company entered into an employment contract with Mr. Kaiser for his roles as CFO/Secretary/Director for a six months, January 02, 2026 until June 30, 2026. The agreement calls for $6,250 per month, totaling $37,500. At the end of the agreement, June 30, 2026, the parties agree that Richard Kaiser may continue under this contract on a month-to-month basis, with 30 days' notice of discontinuation, and that all payment terms and conditions agreed to in the agreement will remain in effect. Or another longer-term contract may be entered into at the end of this agreement (See Exhibit 10.01).

The Company has a consulting agreement with Mr. Kaiser's Company, YES INTERNATIONAL, LLC., for general consulting services and to provide executive office space for Gold Rock Holdings, Inc. The agreement is on a month-to-month basis for $1,000 per month with a 30-day advance notice to discontinue services.

On February 6, 2025, the Company announced that Anthony Denkinger was appointed as Chief Operations Officer (COO) of Gold Rock Holdings, Inc. Mr. Denkinger doesn't have a compensation agreement with Gold Rock Holdings, Inc. Anthony Denkinger on February 1, 2024 entered into a 2-year employment contract with the Company's wholly owned subsidiary LOOT8, Inc. whereas he is the CEO. The parent Company Gold Rock Holdings, Inc. paid him as the COO of LOOT8, Inc. $10,000 per month with $2,500 being deferred; accrued payment not expected until such time when the Company and/or wholly subsidiary has stronger financial status. Currently, Mr. Denkinger's contract with LOOT8, Inc.'s had expired February 2026, and the Company has yet to enter into another agreement. Thus, Mr. Denkinger has no compensation agreements with Gold Rock Holdings, Inc. and LOOT8, Inc. as of the date of this filing. He is still the Chief Operations Officer (COO) of Gold Rock Holdings, Inc. and the Chief Executive Officer (CEO) of LOOT8, Inc.

Mr. Marcus Daley, Chief Executive Officer and Director, and Mr. Merle Ferguson, President and Chairman of Gold Rock Holdings, Inc. have no compensation agreements with the Company as of the date of this filing. Each agreed to enter into agreements at a future time when the Company has a stronger financial status.

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred. Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At March 31, 2026 and December 31, 2025, there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At March 31, 2026 there were 238,216,969 shares issued and outstanding.

Current Directors

The following table provides information concerning our officers and directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified.

Marcus Daley	Director/CEO
Merle Ferguson	Chairman / President
Richard Kaiser	Director/CFO/Secretary
Anthony Denkinger	Chief Operations Officer (1)

(1) Anthony Denkinger is the Chief Executive Officer of LOOT8, Inc. the Company's wholly-owned subsidiary.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – March 31, 2026 and 2025 Statements

The sales revenue for the three months ended March 31, 2026 and for the three months ended March 31, 2025 were $-0- and $67,500 respectively. During the three months ended March 31, 2026, the Company through its K - Project AI division, and the Company's LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues and had no customers. During the three months ended March 31, 2025, the Company through its K - Project AI division and its LOOT8, Inc. wholly owned subsidiary's Web3 content management system had $67,500 from two (2) customers.

The Cost of Goods Sold for the three months ended March 31, 2026 was $-0- and the Cost of Goods Sold for the three months ended March 31, 2025 was $-0-.

Gross Margins for the three months ended March 31, 2026 was 0%, and during the same period in March 31, 2025, Gross Margins were 100%.

Gross Profit for the three months ended March 31, 2026 was $-0- and for the three months ended March 31, 2025 was $67,500.

Operating expenses for three months ended March 31, 2026 totaled $78,908 from Board of Directors/Officer Compensation, Consulting fees, and General and Administrative Expenses compared to $146,655 for the three months ended March 31, 2025. This decrease in the three months ended March 31, 2026, compared to the same period ended March 31, 2025 was attributed to decrease in Advertising cost, Consulting fees, Board of Directors/Officer Compensation, and General and Administrative Expenses.

Net Income (Loss):

Net Loss for the three months ended March 31, 2026 was $78,908, and the Net Loss for the three months ending March 31, 2025 was $79,155.

Liquidity and Capital Resources:

As of March 31, 2026, the Company’s assets totaled $75,482 which consisted of $75,481 in cash. Our total liabilities were $156,7009 which consisted of Accounts Payable and Accrued Expenses and Accrued Board of Directors/Officer Compensation fees. As of March 31, 2026, the Company had an accumulated deficit of $1,366,203 and working capital deficit of $81,218.

For the three months ended March 31, 2026, net cash used in operations of $76,639 was the result of a net loss of $78,908, from decrease in Accounts Payables and Accrued Expenses of $13,481, and from an increase in accrued Board of Directors'/Officer Compensation of $15,750.

For the Quarter ended March 31, 2025, net cash used in operations of $4,305 was the result of a net loss of $79,155, from an increase in Accounts Payables and Accrued Expenses of $2,850, an increase in accrued Board of Directors' and Officer Compensation of $72,000.

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

Cash Provided by (Used in) Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $76,639, and net cash used in the three month ended March 31, 2025 was $4,305. The increase in the amount of cash used in operating activities for the three months ended March 31, 2026, was due to the decrease in Net Loss, decrease in Accounts Payable, and the increases in Accrued Board of Directors/Officer Compensation when compared to the three months ended March 31, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the three months periods ended March 31, 2026 and 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities was $-0- for three months ended March 31, 2026 , and for three months ended March 31, 2025, it was $-0-, respectively.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of March 31, 2026.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of March 31, 2026:

- The Company has inadequate segregation of duties within its cash disbursement control design.

- During the period ended March 31, 2026, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Unregistered Shares for the Three Months Ended March 31, 2026 and 2025

There have been no unregistered shares issued as of the date of this filing.

The Company has outstanding 238,216,969 shares of common stock, par value $0.001 per share as of the date of this filing.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company has three websites: www.goldrockholdings.com, www.kproject.ai and www.saidtranslations.com.

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description of Exhibit

10.1	Richard Kaiser Employment Contract - January 02, 2026

31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

101	Interactive Financial Data XBRL Extensions (iXBRL)+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101+

+	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: May 06, 2026	By:	/s/ Marcus Daley
Marcus Daley Chief Executive Officer / Director

Dated: May 06, 2026	By:	/s/ Richard Kaiser
Richard Kaiser Chief Financial Officer/ Secretary / Director