Form 10-Q
period 2026-06-30
GOLD ROCK HOLDINGS, INC.
filed 2026-08-10
CIK 894501

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: At August 10, 2026, the registrant had outstanding 238,216,969 shares of common stock, par value $0.001 per share.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GOLD ROCK HOLDINGS, INC.

FINANCIAL REPORTS

AT

JUNE 30, 2026

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

	June 30	December 31,
	2026	2025

ASSETS
Current Assets
Cash	$99,893	$152,121
Accounts Receivable	100,000	-

Total Assets	$199,893	$152,121

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$2,300	$16,631
Accrued Board of Director/Officer Compensation	143,800	137,800

Total Current Liabilities	146,100	154,431

Total Liabilities	146,100	154,431

Stockholders' Equity (Deficit)
Common Stock - $0.001 Par; 850,000,000 Shares Authorized, 238,216,969 Issued and Outstanding	238,216	238,216
Additional Paid-In-Capital	1,046,769	1,046,769
Accumulated Deficit	(1,231,192)	(1,287,295)

Total Stockholders' Equity (Deficit)	53,793	(2,310)

Total Liabilities and Stockholders' Equity (Deficit)	$199,893	$152,121

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$175,000	$70,800	$175,000	$138,300

Cost of Sales	-	-	-	-

Gross Profit	175,000	70,800	175,000	138,300

Operating Expenses
Advertising	-	-	-	7,280
Board of Director/Officer Compensation	41,250	37,500	97,500	150,000
Consulting	3,000	3,000	6,000	7,000
General and Administrative	11,696	14,915	31,355	37,790

Total Expenses	55,946	55,415	134,855	202,070

Income (Loss) Before Other Income	119,054	15,385	40,145	(63,770)

Legal Settlement	15,957	-	15,957	-

Net Income (Loss) for the Period	$135,011	$15,385	$56,102	$(63,770)

Weighted Average Number of Common Shares -Basic and Diluted	238,216,969	238,136,969	238,216,969	238,136,969

Net Income (Loss) for the Period Per Common Shares -Basic and Diluted	$0.00	$0.00	$0.00	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

Six Months Ended June 30,	2026	2025

Cash Flows from Operating Activities

Net Income (Loss) for the Period	$56,102	$(63,770)

Changes in Assets and Liabilities:
Accounts Receivable	(100,000)	(4,800)
Accounts Payable and Accrued Expenses	(14,330)	-
Accrued Board of Director/Officer Compensation	6,000	69,000

Net Cash Flows Provided by (Used In) Operating Activities	(52,228)	430

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Net Change in Cash	(52,228)	430

Cash - Beginning of Period	152,121	209,614

Cash - End of Period	$99,893	$210,044

Cash Paid During the Period for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Gold Rock Holdings, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - UNAUDITED

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
Three and Six Months Ended June 30, 2025	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2025	238,136,969	$238,136	$1,043,809	$(1,106,731)	$175,214

Net Loss for the Period	-	-	-	(79,155)	(79,155)

Balance - March 31, 2025	238,136,969	238,136	1,043,809	(1,185,886)	96,059

Net Income for the Period	-	-	-	15,385	15,385

Balance - June 30, 2025	238,136,969	$238,136	$1,043,809	$(1,170,501)	$111,444

	Common Stock		Additional		Total
	$0.001 Par		Paid-In	Accumulated	Stockholders'
Three and Six Months Ended June 30, 2026		Amount	Capital	Deficit	Deficit

Balance - January 1, 2026	238,216,969	$238,216	$1,046,769	$(1,287,295)	$(2,310)

Net Loss for the Period	-	-	-	(78,908)	(78,908)

Balance - March 31, 2026	238,216,969	238,216	1,046,769	(1,366,203)	(81,218)

Net Income for the Period	-	-	-	135,011	135,011

Balance - June 30, 2026	238,216,969	$238,216	$1,046,769	$(1,231,192)	$53,793

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

NOTE 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated balance sheet has been derived from the December 31, 2025 audited financial statements and the unaudited condensed consolidated financial statements as of June 30, 2026 and 2025, have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related footnotes included in our Annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission (the “SEC”).  It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments), have been made which are necessary for fair condensed consolidated financial statements presentation.  Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results of operations expected for the year ending December 31, 2026.

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

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 4 – Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,231,192 at June 30, 2026, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due. While the Company is attempting to continue operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management believes that the actions presently being taken to further implement the Company’s business plan; to expand sales with a dynamic marketing campaign and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

NOTE 5 – Related Party Transactions

The Company has a consulting agreement with a majority shareholder/board of director. The agreement is for $1,000 monthly. Consulting expense for each of the three months ended June 30, 2026 and 2025 was $3,000. and $4,000, respectively. Consulting expense for the six months ended June 30, 2026 and 2025 was $6,000 and $7,000, respectively.

The Company entered into a compensation agreement with the Company’s Chief Financial Officer and Secretary for a three (3) year term effective January 1, 2023, in the amount of $75,000 annually to be paid in shares. On January 2, 2026, a new contract was made with the Chief Financial Officer for a six month period ending on June 30, 2026, which will then continue on a month to month basis.  Compensation is $6,250 per month and can be paid either in cash, restricted shares or a combination of both. Loot8 had an agreement to pay their officer $12,500 a month which included $2,500 of deferred compensation through March 2026. On June 1, 2026 the Board of directors entered into a one year contract with the Company’s Chief Operating Officer.  The agreement is for $12,500 monthly to be paid in cash, free trading or restricted shares or a combination of both. The officer also received a one time $10,000 sign on bonus. Contract expires on May 31, 2027 and will convert to a month to month basis. Board of director/officer compensation for the three months ended June 30, 2026 and 2025, was $41,250 and $37,500, respectively. Board of director/officer compensation for the six months ended June 30, 2026 and 2025, was $97,500 and $150,000, respectively.

The Company utilizes the services of Yes International Inc., which is controlled by Mr. Richard Kaiser who is a member of the Board of Directors. Yes International provides all services at no cost except for press release wire services and filing fees. For the three months ended June 30, 2026 and 2025 the Company paid press release wire services and filing fees in the amount of $995 and $-0-, respectively.  For the six months ended June 30, 2026 and 2025 the Company paid press release wire services and filing fees in the amount of $2,150 and $2,841, respectively. The Company also currently operates out of Yes International Inc., offices at no cost.

GOLD ROCK HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

NOTE 6 – Stock

Preferred Stock

Preferred stock consists of 50,000,000 shares authorized at $0.001 par value. Preferred stock are blank check and have no conversion, dividend or voting rights. On January 11, 2024, the Company designated 20,000,000 to be classified as Series A preferred. Series A have voting rights equal to 25 common stock votes, have the same rights to liquidation as common and have no dividend or conversion rights. At June 30, 2026 and December 31, 2025, there were -0- preferred shares issued and outstanding.

Common Stock

Common stock consists of 850,000,000 shares authorized at $0.001 par value.  At June 30, 2026 and December 31, 2025, there were 238,216,969 shares issued and outstanding.

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

NOTE 8 – Concentrations

For each of the three and six months ended June 30, 2026, the Company’s sales was with one (1) customer and amounted to $175,000.

For the three and six months ended June 30, 2025, the Company’s sales were with two (2) customers and amounted to $70,800 and $138,300, respectively.

NOTE 9 – Software and Services Agreement

On April 30, 2026, the Company signed a twelve (12) month development agreement to build and deliver the ZoneX platform to the University of Missouri for $375,000. This platform will be used in the University’s athletic department to analyze certain sport analytics regarding University’s teams. The Company has agreed to an exclusivity period with the University for eighteen (18) months regarding Men’s and Woman’s Basketball and Woman’s Volleyball.  During this period, the Company cannot provide ZoneX or any similar AI sports intelligence product to any other SEC member institution for the above listed sports. Post launching of the ZoneX platform the University  will onboard some of its other sports programs at no less than fifty percent (50%) of the then established market price.

NOTE 10 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2026 to the date of August 07, 2026, and has determined that it does not have a material subsequent events to disclose in these financial statements.

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

On April 30, 2026, the Company signed a contract with a customer on its ZoneX sports AI application, a twelve (12) month development agreement to build and deliver the ZoneX platform to the University of Missouri for $375,000. This platform will be used in the University’s athletic department to analyze certain sport analytics regarding University’s teams. The Company has agreed to an exclusivity period with the University for eighteen (18) months regarding Men’s and Woman’s Basketball and Woman’s Volleyball. During this period, the Company cannot provide ZoneX or any similar AI sports intelligence product to any other SEC member institution for the above listed sports. Post launching of the ZoneX platform the University will onboard some of its other sports programs at no less than fifty percent (50%) of the then established market price.

During the three and six months ending June 30, 2026, the Company's K-Project division worked tirelessly on its SAID (Speech Artificial Intelligence On Demand) translation application (App). The App allows for almost instantaneously translations on any device without any internet and cloud connectivity. Management believes that the App could have an enormous application for a number of industry wide uses, including but not limited to health care, first responders, travel, sports, law enforcement, governmental agencies, and other industries. The App is available on all platforms for end-users seeking immediate and effortless translations of over approximately one hundred (100+) different languages.

GRHI's management business plan is to fully deploy, market and utilize its LOOT8 platform, expanding blockchain innovation in digital assets, the SocialFi revolution, and expanding into direct-to-business relationships, and build forward it's K Project Division, focusing on its AI software solutions and programs. The K-Project expects to expand its sale and marketing of its unique language learning services and other AI initiatives tools that can be utilized to create specific AI personas for a number of industries, including but not limited to health care, law enforcement, governmental agencies, education, shipping logistics, travel, sports teams and other industries. The K Project has AI persona coding services for any client's specific operational needs.

Gold Rock Holdings, Inc. maintains an executive office in Virginia Beach, Virginia where all marketing, sales, and customer supports activities are implemented.

Compensation Agreements

The Company entered into an employment contract with Mr. Kaiser for his roles as CFO/Secretary/Director for a six months, January 02, 2026 until June 30, 2026. The agreement calls for $6,250 per month, totaling $37,500. At the end of the agreement, June 30, 2026, the parties agree that Richard Kaiser may continue under this contract on a month-to-month basis, with 30 days' notice of discontinuation, and that all payment terms and conditions agreed to in the agreement will remain in effect. Or another longer-term contract may be entered into at the end of this agreement (See Exhibit 10.2).

The Company has a consulting agreement with Mr. Kaiser's Company, YES INTERNATIONAL, LLC., for general consulting services and to provide executive office space for Gold Rock Holdings, Inc. The agreement is on a month-to-month basis for $1,000 per month with a 30-day advance notice to discontinue services.

On February 6, 2025, the Company announced that Anthony Denkinger was appointed as Chief Operations Officer (COO) of Gold Rock Holdings, Inc. Mr. Denkinger doesn't have a compensation agreement with Gold Rock Holdings, Inc. Anthony Denkinger on February 1, 2024 entered into a 2-year employment contract with the Company's wholly owned subsidiary LOOT8, Inc. whereas he is the CEO. The parent Company Gold Rock Holdings, Inc. paid him as the CEO of LOOT8, Inc. $10,000 per month with $2,500 being deferred; accrued payment not expected until such time when the Company and/or wholly subsidiary has stronger financial status. Currently, Mr. Denkinger's contract with LOOT8, Inc.'s had expired February 2026, and the Company enter into another agreement as of June 1, 2026, whereas Mr. Denkinger remains LOOT8, Inc.'s CEO for no pay.

On June 1, 2026 the Board of directors entered into a one year contract with Mr. Denkinger, Gold Rock Ho,ldings, Inc. Chief Operating Officer. The agreement is for $12,500 monthly to be paid in cash, free trading or restricted shares or a combination. Mr. Denkinger also received a one time $10,000 sign on bonus. Contract expires on May 31, 2027 and will convert to a month to month basis with a 30-day advance notice to discontinue services (See Exhibit 10.1)

Mr. Marcus Daley, Chief Executive Officer and Director, and Mr. Merle Ferguson, President and Chairman of Gold Rock Holdings, Inc. have no compensation agreements with the Company as of the date of this filing. Each agreed to enter into agreements at a future time when the Company has a stronger financial status.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

Three Months – June 30, 2026 and 2025 Statements

The sales revenue for the three months ended June 30, 2026 and for the three months ended June 30, 2025 were $175,000 and $70,800, respectively. During the three months ended June 30, 2026, the Company through its K - Project AI division had $175,000 from one (1) customer from its ZONEX app, and for the same period ending June 30, 2025, the Company had $70,800 in revenue from two (2) customers from AI coding engineering services. The Company's LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenue during the three months ended June 30, 2026 and 2025.

The Cost of Goods Sold for the three months ended June 30, 2026 was $-0- and the Cost of Goods Sold for the three months ended June 30, 2025 was $-0-.

Gross Margins for the three months ended June 30, 2026 was 100%, and during the same period in 2025, Gross Margins were 100%.

Gross Profit for the three months ended June 30, 2025 was $175,000 and for the three months ended June 30, 2025 was $70,800.

Operating expenses for three months ended June 30, 2026 totaled $55,956 from Board of Directors/Officer Compensation, Consulting fees, and General and Administrative Expenses compared to $55,415 for the three months ended June 30, 2025. This increase in the three months ended June 30, 2026, compared to the same period ended June 30, 2025 was attributed to an increase in Board of Directors/Officer Compensation and a decrease in general and administrative expenses.

Six Months – June 30, 2026 and 2025 Statements

The sales revenue for the Company for the six months ended June 30, 2026 was $175,000 and for the six months ended June 30, 2025 was $138,300. During the six month ending June 30, 2026, the Company through its K - Project AI division's ZONEX app had $175,000 from one (1) customer and for the same period ending June 30, 2026, the Company had $138,300 in revenue from two (2) customers from AI coding engineering services. The Company's LOOT8, Inc. wholly owned subsidiary's Web3 content management system had no revenues, and no customers during the six months ended June 30, 2026 and 2025.

Cost of sales for the six months ended June 30, 2026 was $-0- and for the six months ended June 30, 2025 was $-0- respectively.

Gross Margins for the six months ended June 30, 2026 was 100%, and for six months ended June 30, 2025 was 100%

Gross Profit for the six months ended June 30, 2026 was $175,000 and for the six months ended June 30, 2025 was $138,300.

Operating expenses for six months ended June 30, 2026, totaled $134,855 from Board of Directors/Officer Compensation, Consulting Expense and General and Administrative expenses, compared to $202,070 for the six months ended June 30, 2025. The decrease during the same six month period ended June 30, 2026 was attributed to lower Advertising Expense, Board of Directors/Officer Compensation, Consulting and General and Administrative expenses.

Net Income (Loss):

Net Income for the three months ended June 30, 2026 was $135,011 and the Net Income for the three months ending June 30, 2025 was $15,385. Net Income for the six months ended June 30, 2026 was $56,102, and for the six month period ending June 30, 2025, the Company had a Net Loss of $63,770.

Liquidity and Capital Resources:

As of June 30, 2026, the Company’s assets totaled $199,893 which consisted of $99,893 in Cash and $100,000 in Accounts Receivable. Our total liabilities were $146,100 which consisted of Accounts Payable and Accrued Expenses and Accrued Board of Directors/Officer Compensation fees. As of June 30, 2026 the Company had an accumulated deficit of $1,231,192 and working capital of $53,793.

For the six months ended June 30, 2026, net cash used in operations of $55,228 was the result of a Net Income of $56,102, from increases in Account Receivable of $100,000, Accounts Payables and Accrued Expenses decrease of $14,330, and from an increase accrued Board of Directors'/Officer Compensation of $6,000.

Gold Rock Holdings, Inc. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company, or any of its subsidiaries’ operating results, financial position, or cash flow.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $1,231,192 at June 30, 2026, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they are due (See Note 4 in Financial Statements).

Cash Provided by (Used in) Operating Activities

Net cash used in activities for the six months ended June 30, 2026 was $52,228, and Net cash provided by operating activities for the six months ended June 30, 2025 was $430. The increase in the amount of cash used i noperating activities for the six months ended June 30, 2026, was due to the increase in Net Income, increase in Accounts Receivable, and the increases in Accrued Board of Directors/Officer Compensation when compared to cash provided by during the six months ended June 30, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities was $-0- for both the six months periods ended June 30, 2026 and 2025.

Cash Provided by Financing Activities

Net cash provided by financing activities was $-0- for six months ended June 30, 2026, and for six months ended June 30, 2025.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer, after considering the existence of material weaknesses identified, determined that our internal control over financial reporting disclosure controls and procedures were not effective as of June 30, 2026.

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

Management, including our Principal Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013).

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of June 30, 2026:

–	The Company has inadequate segregation of duties within its cash disbursement control design.

–	During the period ended June 30, 2026, the Company internally performed all aspects of its financial reporting process, including, but not limited to the underlying accounting records and the recording of journal entries and for the preparation of financial statements. This process was deficient, because these duties were performed often times by the same people, and therefore a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the reporting period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Unregistered Shares for the Six Months Ended June 2026

There have been no unregistered shares issued as of the date of this filing.

The Company has outstanding 238,169,969 shares of common stock, par value $0.001 per share as of the date of this filing.

Unregistered Shares for the Six Months Ended June 2025

On June 30, 2025, the Company issued 80,000 shares of stock at $0.03 per share, valued at $3,040. The issuance paid a consulting firm, Legacy Consulting, Inc., an Arkansas Corporation for services rendered in leu of cash compensation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

The Company has four websites: www.goldrockholdings.com, www.loot8.io, www.kproject.ai and www.saidtranslations.com.

ITEM 6. EXHIBITS

Index to Exhibits.

Exhibit No.	Description of Exhibit

10.1	Anthony Denkinger Employment Contract - June 01, 2026

10.2	Richard Kaiser Employment Contract - January 02, 2026

31.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.+

101	Interactive Financial Data XBRL Extensions (iXBRL)+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101+

+	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD ROCK HOLDINGS, INC.

Dated: August 10, 2026	By:	/s/ Marcus Daley
Marcus Daley Chief Executive Officer / Director

Dated: August 10, 2026	By:	/s/ Richard Kaiser
Richard Kaiser Chief Financial Officer/ Secretary / Director